Form 10-K405
period 1998-12-31
OGLEBAY NORTON CO /NEW/
filed 1999-03-29
CIK 1082816

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 Commission File Number 000-25651
                                                                    ---------

                             OGLEBAY NORTON COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
               ------------------------------------------------
                          (STATE OR OTHER JURISDICTION
                       OF INCORPORATION OR ORGANIZATION)

                      1100 SUPERIOR AVENUE -- 21ST FLOOR,
                                CLEVELAND, OHIO
               ------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   34-1888342
               ------------------------------------------------
                                 (IRS EMPLOYER
                              IDENTIFICATION NO.)

                                   44114-2598
               ------------------------------------------------
                                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 861-3300
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                  COMMON STOCK
                                  $1 PAR VALUE
               ------------------------------------------------
                               RIGHTS TO PURCHASE
                                PREFERRED STOCK
               ------------------------------------------------

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of Registrant at March 22, 1999 (calculated by excluding the total number of shares reported under Item 12 hereof) was $69,876,000.

     Shares of Common Stock with associated Rights to Purchase Preferred Stock outstanding at March 22, 1999: 4,819,766.

     Portions of the following document are incorporated by reference: Schedule 14A Information containing Registrant's proxy statement, dated March 23, 1999 required to be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 in connection with Registrant's 1999 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. BUSINESS

A. (1) ABOUT THE COMPANY

     Oglebay Norton Company, founded in 1854 and headquartered in Cleveland, Ohio, mines, processes, transports and markets industrial minerals and enjoys significant market share in each of its business segments. In March 1999, the Company reorganized into a holding company structure. Each business segment consists of one or more subsidiaries. The primary Standard Industrial Code for the Company is 1400. The Company serves a broad customer base in the integrated steel, electric utility, construction, oil drilling, glass, ceramic, environmental, chemical, recreational and industrial manufacturing industries. The principal offices of the Company are located at 1100 Superior Avenue, 21st floor, Cleveland, Ohio 44114-2598. The Company benefits from long-term relationships with market-leading customers, many of which have multi-year purchase contracts with the Company. In addition, the Company owns high-quality assets, including (1) strategically located, high-quality industrial sand and limestone reserves, (2) modern industrial sands and lime and limestone extraction equipment and facilities, and (3) a well-maintained fleet of marine transportation vessels.

     The Company (1) mines and/or processes limestone and manufactures lime at nine operations located throughout the eastern United States and Canada through its Lime and Limestone business segment, (2) mines and processes industrial sands at six operations, located in Ohio and the southwestern United States, through its Industrial Sands business segment, and (3) operates the largest fleet of self-unloading vessels on the Great Lakes, transporting iron ore, coal, limestone and other dry bulk cargo between U.S. ports through its Marine Transportation business segment. The Company believes that its Lime and Limestone business is the fifth largest producer of lime in the United States and that its Industrial Sands business is the fourth largest producer of industrial sands in the United States. The Marine Transportation business segment, which is one of four leading providers of marine transportation between U.S. ports on the Great Lakes, has an approximate 20% share of such market.

     In early 1998, the Company's Board of Directors installed a new management team, led by John N. Lauer, Chairman, President and Chief Executive Officer and David H. Kelsey, Vice President and Chief Financial Officer. During 1998, the new management team completed four acquisitions, the largest of which was the purchase of Global Stone Corporation ("Global Stone"), a Canadian publicly traded company that produces and markets lime and limestone. In addition, the Company purchased the Port Inland, Michigan limestone operations ("Port Inland") of Specialty Minerals Inc. (a subsidiary of Minerals Technologies Inc.), Colorado Silica Sand, Inc. ("Colorado Silica"), an industrial sands producer, and Filler Products, Inc. ("Filler Products"), a privately owned producer of chemical limestone. The Global Stone acquisition and the acquisitions of Port Inland and Filler Products are part of the Company's overall strategy to capitalize on its core competencies in the industrial minerals industry by expanding operations to include the mining and processing of limestone and the production of lime.

  (2) BUSINESS STRATEGY

     The Company's strategy for enhancing its market leadership position and maximizing profitability and cash flow includes the following:

     - Pursue growth through selective acquisitions. The Company intends to continue to make strategic acquisitions of complementary businesses to:

        - supplement internally generated growth;

        - increase the breadth of product offerings;

        - add customers and expand geographic coverage;

        - take advantage of industry consolidation; and

        - capitalize on the Company's expertise in the industrial minerals industry.

     The Company uses strict criteria to evaluate business acquisition possibilities, including existing customer relationships, potential cost reductions and synergies, return on investment parameters and impact on earnings per share.

     - Capitalize on increasing demand for lime products. Public concerns over environmental issues, reflected in recent legislative changes in the United States, have resulted in an increase in the demand for lime used in environmental clean-up applications, including flue gas desulfurization, municipal waste sludge treatment, drinking water treatment and hazardous waste remediation. The Clean Air Act, for example, requires the reduction of emissions, particularly sulfur, from certain machinery. Lime is the principal agent used in the desulfurization process. The Company believes that it is well positioned to capitalize on this increasing demand.

     - Maximize fleet efficiency. The Marine Transportation business segment strives to efficiently control the dispatch and movement of its vessel fleet. This function is performed centrally and is key to maximizing profitability. The segment attempts to negotiate contracts and dispatch vessels to facilitate backhauls, improving efficiency and profitability by providing tonnage on a vessel's return trip, when it would normally travel without cargo. The business segment also attempts to maximize the fleet's efficiency through careful scheduling and continuous tracking of weather, dock and traffic conditions. In addition, the fleet benefits from an extensive preventive maintenance program. Every vessel is brought into top mechanical condition during the winter and maintained during the shipping season through continuous attention to maintenance needs. Regular inspections and ongoing electronic monitoring of equipment enable mechanics to repair or replace machinery before it fails.

     - Continue decentralized management of operating units. The Company's business segments are managed on a decentralized basis by operating managers, while the corporate management team provides strategic direction and support, and identifies and evaluates potential acquisition opportunities. The Company believes that its decentralized corporate culture eliminates many of the inefficiencies that can result from a highly centralized corporate structure. Operating managers have decision-making authority and are compensated based on the profitability of their respective business segment. The Company also believes that this philosophy results in better customer service by allowing each operating segment the flexibility and autonomy to implement policies and make decisions based on first-hand assessments of individual customer requirements.

B. PRINCIPAL PRODUCTS AND SERVICES

1. LIME AND LIMESTONE

     The Company's Lime and Limestone business segment is headquartered in Roswell, Georgia. The lime and limestone operations were established in 1998 through the acquisitions of Global Stone, Port Inland and Filler Products. With these acquisitions, the Company's Lime and Limestone segment is a major North American supplier of lime, chemical limestone and construction aggregates serving a broad customer base in a variety of industries.

  Industry

     Limestone accounts for about three-quarters of crushed stone production in the United States. Crushed limestone has four primary end uses: construction aggregates; chemical and metallurgical uses; cement and lime manufacturing; and agricultural purposes.

     High-purity chemical limestone may be processed into value-added products, such as lime or limestone fillers, or sold as chemical limestone for use in manufacturing products as diverse as poultry feed mixtures, fiberglass, and roofing shingles. Fillers, which are finely ground limestone powders, are used in a wide range of manufacturing processes including vinyl flooring, carpet backing, adhesives, sealants and jointing compounds for wallboard.

     Lime is a value-added product, derived from limestone, and is widely used in a variety of manufacturing processes and industries, including iron and steel, pulp and paper, chemical, air purification, sewage, water and waste treatments, agricultural and construction. The wide range of end-uses and markets for lime offers some protection from the economic cycles experienced by individual sectors such as the steel industry. In addition, since a high proportion of lime is sold into end-uses that have year-round requirements largely unaffected by the weather, the demand for lime is relatively less seasonal.

  Operations

     The Company's Lime and Limestone business segment produces products for all four primary end uses described above. The segment has nine lime and/or limestone operations in North America that collectively extract and process high purity limestone. These operations are located in Tennessee, Virginia (2 operations), Michigan (2 operations), Pennsylvania, Oklahoma, Georgia and Ontario, Canada.

     The segment currently operates nine open pit quarries and four underground mines. At the quarry operations, limestone is extracted from the ground by traditional drilling and blasting techniques. In an open pit quarrying operation, the high purity limestone is often covered by an overburden of construction grade limestone that must first be removed. This overburden is used whenever possible to produce construction aggregates, usually in a dedicated crushing plant, in order to minimize the net costs of extraction. Following extraction, trucks or trains are used to deliver the "as-blasted" limestone to a primary crusher. It is then processed through several stages of crushing and screening to form products that are saleable as chemical limestone or ready for further processing into lime, fillers and other added value products. The Company assesses mineral reserves at all of its quarries and mines utilizing external consulting geologists and mining engineers.

     High-purity chemical limestone is processed into lime by heating it in a kiln. At December 31, 1998, the Company believes its daily lime production capacity is approximately 4,500 tons. The capacity over a 24-hour period cannot be projected over a full calendar year because kilns require regular planned outages for maintenance and equipment is subject to unplanned outages customary with any mechanical plant. Typically, a kiln will operate between 80% and 90% of the available hours in any year.

  Customers

     Transportation cost represents a significant portion of the overall cost of lime and limestone. As a result, the majority of lime and limestone production is sold within a 200-mile radius of the producing facility. The Company believes that its lime and/or limestone operations are strategically located near major markets. The segment's customers vary by the type of limestone products they demand; lime, chemical limestone or construction aggregate.

     In general, demand for lime and limestone correlates to general economic cycles, principally new construction demand, population growth rates and government spending on road construction, which affect the demand for our customers' products and services. The segment has a broad customer base covering all sectors of the demand for lime and limestone. The Company estimates that the steel, environmental and construction markets account for approximately 25%, 16% and 16%, respectively, of the business segment's revenue.

  Competition

     Given that transportation cost represents a significant portion of the overall cost of lime and limestone products, competition generally occurs among participants in close geographic proximity. In addition, the scarcity of high purity limestone deposits on which the required zoning, extraction and emission permits can be obtained serve to limit competition from start-up operations within the lime and limestone market.

     Lime is primarily purchased under annual contracts. For many customers, the cost of lime is quite small in comparison to their overall production costs. For 1998, the Company estimates that the five largest lime producers in North America accounted for approximately 72% of total industry capacity, with the Company's business segment accounting for approximately 6%. The four largest companies with which the Company competes are privately owned.

     The construction aggregate industry in North America is highly fragmented. Many of the active operations are small scale or wayside locations operated by state or local governments, usually to meet the requirements of highway contracts in more remote locations. There are many companies whose positions are substantial and often centered on a particular geographic region, including Vulcan Materials Corporation, Martin Marietta Materials and Lafarge Corporation.

2. INDUSTRIAL SANDS

     The Company's Industrial Sands segment, headquartered in Phoenix, Arizona, is engaged in the mining and processing of industrial sands for the oil drilling, construction, manufacturing, filtration, landscaping and ceramic and fiberglass industries.

  Industry

     Industrial sands and gravels, often termed "silica", "silica sand" and "quartz sand", include high silicon dioxide content sands and gravels. While deposits of more common construction sand and gravel are widespread, silica and industrial sand deposits are limited. The special properties of silica sand -- purity, grain size, color, inertness, hardness and resistance to high temperatures -- make it often irreplaceable in a variety of industrial applications. Higher silica content allows for more specialized, high margin applications than construction sand and gravel, such as glass, ceramics, fiberglass, foundry, abrasive, hydraulic fracturing (oil drilling), and a variety of other high margin applications.

     The demand for industrial sands is driven by a number of factors depending on end use. For example, silica flour, which is used in the production of fiberglass, paint and ceramics, is used primarily in new construction, making demand for silica flour highly correlated with housing starts in the geographic markets served. Demand for frac sands, used by oil drilling services companies, is correlated with the price per barrel of oil. In specialized applications, the physical properties of sand, such as strength, color, shape and texture can also be important.

  Operations

     The Industrial Sands business segment products include: (i) fracturing sands, which are used by oil drillers to hold rock structures open; (ii) foundry sands, which are used to create molds for hot iron and other metals; (iii) filtration sands, which are used in liquid filtration systems; (iv) recreational sands, which are used in the construction of golf courses and other recreation fields as well as in general landscaping applications; (v) specialty construction/industrial sands, which are used in the construction industry; and
(vi) silica flour, which is used in the glass, fiberglass and ceramic industries.

     The Industrial Sands segment has six industrial sands operations located in Ohio and the southwestern United States. The business segment currently operates four open pit quarries with integrated processing plants, one processing plant supported by surface sand purchased under a long-term contract and two remote processing plants. Once extracted, the sand is washed to remove impurities like clay and dirt. The sand is then dried, screened and separated into different sized granules. At certain of the facilities, the sand is also pulverized into powder for use in ceramic and other applications. All of the segment's industrial sands operations have railroad and/or highway access.

  Customers

     The segment has a broad customer base covering all sectors of demand for industrial sands. Similar to lime and limestone, transportation cost represents a significant portion of the overall cost of industrial sands, and the majority of production is sold within a 200-mile radius of the producing facility. However, for the higher-margin industrial sands products, representing sands with particular qualities, competition occurs amongst sand producers in different geographic regions since transportation costs are less restrictive. Customers of the Industrial Sands segment participate in the oil well service, specialty construction, fiberglass, ceramic, recreational, foundry and filtration industries. Within these industries, sand is used for a wide variety of applications, from fracturing sands used to increase oil well production to sands used in playground and golf course construction. Demand for industrial sands has been high in recent years, due in part to increases in activity in the domestic oil and gas industry and the construction industry in the Southwest. In general, demand for industrial sands correlates to general economic cycles, including the price of oil, new construction demands and population growth rates, which affect the demand for our customers' products and services. The Company estimates that the oil field/frac and construction markets accounted for approximately 32% and 18%, respectively, of the business segment's revenue.

  Competition

     Again, since transportation cost represents a significant portion of the overall cost of industrial sands, competition generally occurs among participants in close geographic proximity. Furthermore, the scarcity of high purity sand deposits on which the required zoning and extraction permits can be obtained serves to limit competition. Management estimates that the Industrial Sands segment accounts for approximately 11% of the U.S. industrial sands market making it the fourth largest industrial sand producer in the United States. Its principal competition comes from three private companies, Unimin Corp., U.S. Silica Co. and Fairmount Minerals Ltd.

3. MARINE TRANSPORTATION

     The Company's Marine Transportation business segment is headquartered in Cleveland, Ohio and operates the largest fleet of self-unloading vessels on the Great Lakes in terms of number of vessels and the third largest such fleet in terms of cargo capacity. The fleet primarily serves the integrated steel, electric utility and construction industries through the transportation of iron ore, coal, limestone and other dry bulk commodities.

  Industry

     Great Lakes shipping demand is generally related to the state of the economy and to the overall level of manufacturing activity. Moreover, the Great Lakes marine transportation business is seasonal. The season is affected by weather conditions (such as the waterways freezing over), the closing/opening of the locks between the lakes, and customer demand for service. These factors cause the actual number of days of operation to vary each year. Typically, the locks close around January 15 and re-open around March 25. Management believes that the Great Lakes shipping market in which its fleet competes operated throughout 1998 at a utilization rate approaching full capacity.

  Operations

     The marine transportation fleet focuses primarily on the bulk transportation of iron ore, coal and limestone for approximately 30 customers. Substantially all the fleet's transportation services are conducted between U.S. ports on the Great Lakes, including Cleveland, Detroit, Milwaukee, Toledo and Duluth. The largest vessels in the fleet, the 1,000-foot M/V Columbia Star and M/V Oglebay Norton, transport primarily iron ore and coal. Management believes that these 1,000-foot vessels, of which there are 13 operating on the Great Lakes, are the most efficient and desirable method of transporting these commodities. The smaller vessels also transport limestone in addition to iron ore and coal and are subject to more flexible scheduling. Generally, the transportation of iron ore represents the highest revenue per ton, but it also often involves the longest routes. Many factors contribute to the overall profitability of a particular vessel and commodity. Delays, including those caused by weather, dock congestion and lake and river traffic also effect profitability. The key to maximizing profitability is effective control of the dispatch and movement of the vessels in the fleet. Through continuous monitoring of fleet sailing patterns and weather, dock and traffic conditions, delays can be minimized, increasing the fleet's profitability.

     In addition to the marine transportation fleet, the segment operates a bulk material dock facility in Cleveland, Ohio. The dock facility is operated under a ten-year agreement with the Cleveland-Cuyahoga County Port Authority expiring in March 2007 (with an option to extend for an additional ten years). The dock facility receives cargo from Great Lakes vessels, stores cargo as needed and transfers cargo for further shipment via rail or water transportation. While the Cleveland dock facility handled only iron ore cargoes during 1998, it can also be utilized for the transshipment of in-bound and out-bound cargoes of other dry-bulk commodities such as coal, sand, limestone, magnetic concentrate ore, salt, cement and coke. As is the case with the Great Lakes vessels, operations at the dock facility are typically seasonal, commencing in late March and continuing until early January. However, the location permits its use during the off-season for transshipment of dry bulk cargoes from the dock to points on the adjoining Cuyahoga River, weather conditions permitting.

  Customers

     The segment has long-established relationships with many of its customers and provides services to many of them pursuant to long-term contracts. Management estimates that approximately 90% of the tonnage hauled by the vessel fleet was shipped pursuant to long-term contracts. To a certain extent, demand for our marine transportation services correlates to general economic cycles, including steel production, construction activity in the Great Lakes region and the price and availability of oil and other fuels, which affect demand for our customers' products. The segment's customers include integrated steel manufacturers (which use our services to transport iron ore, coal and limestone), electric utility companies (which use our services to transport coal) and chemical limestone and construction aggregate producers and purchasers (which use our services to transport limestone). The segment has three principal iron ore customers including The LTV Corporation and AK Steel Holding Corporation, eight principal coal customers, including DTE Energy Company, and approximately 15 limestone customers. The Company estimates that integrated steel customers account for approximately 52% of the segment's revenues.

  Competition

     The most important competitive factors impacting the Marine Transportation segment are price, customer relationships and customer service. Management believes that customers are generally willing to continue to use the same carrier assuming such carrier provides satisfactory service with competitive pricing. The vessel fleet competes only among U.S. flag Great Lakes vessels because of the U.S. federal law known as the Jones Act. The Jones Act requires that cargo moving between U.S. ports be carried in a vessel that was built in the United States, has a U.S. crew, and is owned (at least 75%) by U.S. citizens or corporations. As a result, Canadian-flag Great Lakes vessels or foreign-flag oceanic vessels do not carry dry bulk cargo between U.S. ports. The competitive landscape has remained relatively stable over the last ten years with the overall number of vessels available for service decreasing from 75 to 69. The fleet principally competes against three other similar-sized U.S. flag Great Lakes commercial fleets, American Steamship Company, The Interlake Steamship Company and U.S.S. Great Lakes Fleet, Inc. It also competes with certain companies that operate smaller captive fleets and, to a lesser extent, with rail and truck transportation companies serving the Great Lakes region.

C. ENVIRONMENTAL, HEALTH AND SAFETY CONSIDERATIONS

     The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. The Company cannot reasonably estimate future costs related to compliance with these laws and regulations. However, costs incurred to comply with environmental regulations historically have not been outside the ordinary course of business. Although it is possible that the Company's future operating results could be affected by future costs of environmental compliance, management believes that such costs will not have a material adverse effect on the Company's consolidated financial position. The Company is unable to predict the effects of future environmental laws and regulations upon its business.

D. EMPLOYEES

     At December 31, 1998, the Company employed approximately 1,800 people, of whom 200 are management and 1,600 are operational. Approximately 57% of the Company's employees are unionized, and the Company is party to nine collective bargaining agreements with various labor unions. The Company believes that it maintains good relations with each of these unions. During 1999, the collective bargaining agreements covering employees at the Ingersoll, Ontario operation and the unlicensed crew of the marine transportation vessel fleet expire. These agreements cover approximately 80% and 62% of the employees of the Ingersoll operation and marine transportation fleet, respectively. Negotiations on these collective bargaining agreements will commence in the second quarter of 1999 and may affect the results of operations for both the Lime and Limestone and Marine Transportation business segments.

E. SUBSEQUENT EVENTS

     On March 5, 1999, Oglebay Norton Company completed a holding company merger pursuant to Section 251(g) of the Delaware Corporation Law. As a result of the merger, Oglebay Norton Company is a

Delaware holding company and the successor issuer to former Oglebay Norton Company, which is now known as ON Marine Services Company.

ITEM 2. PROPERTIES

     The Company's principal operating properties are described below. The Company's executive offices are located at 1100 Superior Avenue, Cleveland, Ohio, under a sublease expiring on March 31, 2003. The total area involved is approximately 55,000 square feet.

                                                                OWNED/          RESERVES(1)
         LOCATION                          USE                  LEASED       (YEARS REMAINING)
         --------                          ---                  ------       -----------------
CORPORATE HEADQUARTERS
Cleveland, Ohio             Offices                             Leased              N/A
MARINE TRANSPORTATION
Cleveland, Ohio             Marine transportation               Leased              N/A
                            Bulk commodity dock
INDUSTRIAL SANDS
Orange County, California   Sand quarry and processing plant    (2)                  14
(San Juan Capistrano)
Riverside, California       Sand processing plant               (3)      Supplied by third parties
Bakersfield, California     Sand processing plant               (3)      Supplied by Voca facility
Ohio Operations:
  Glenford and Howard,      Sand quarries and processing        Owned     17 and 25, respectively
                            plants
Texas Operations:
  Brady and Voca            Sand quarries and processing        Owned                71
                            plants
Colorado Springs, Colorado  Sand processing plant               (4)                  6
LIME AND LIMESTONE
Ingersoll, Ontario, Canada  Limestone quarry and lime works     Owned               293
Luttrell, Tennessee         Limestone mine and lime works       (5)                  17
Chemstone operations:
  Strasburg and             Limestone quarries, processing      (6)       68 and 45, respectively
     Middletown, Virginia   plants and lime works
Detroit, Michigan           Lime works                          Leased   Supplied by third parties
York, Pennsylvania          Limestone quarries and processing   Owned                32
                            plants
Marble City, Oklahoma       Limestone mine and lime works       Owned                61
Buchanan, Virginia          Limestone quarry and processing     Owned                45
                            plant
Gulliver, Michigan          Limestone quarries, ship loading    Owned                44
                            facility and processing plant
Filler Products
  Operations:
  Chatsworth, Ellijay and   Limestone mines and processing      (7)                  50
     Cisco, Georgia         plants

---------------

(1) Certain estimates of reserves are based on the life of a mineral lease and not the actual reserves remaining at the location.

(2) The processing plant is owned and the sand quarry is subject to a mineral lease agreement through 2013.

(3) The sand processing plants are owned, however, they are located on land which is leased (the Riverside operation on a month to month basis and the Bakersfield operation through December 31, 2000 with a right to renew for an additional 5-year term).

(4) The sand processing plant is owned and the operation acquires feedstock sand under supply agreements that provide 6 years of reserves at current production levels.

(5) The lime works is owned and the limestone mine is subject to a mineral lease agreement through 2015.

(6) The limestone quarry and lime works at Strasburg and the processing plant at Middletown are owned. The limestone quarry at Middletown is subject to a 100-year mineral lease agreement, however, it is estimated that there are 45 years of reserves remaining on the property.

(7) The processing plants are owned and the limestone mines are subject to a 99-year mineral lease agreement, however, it is estimated that there are 50 years of reserves remaining on the properties.

ITEM 3. LEGAL PROCEEDINGS

     (1) The Company, Oglebay Norton Taconite Company (a former wholly-owned subsidiary of the Company), Eveleth Taconite Company, Eveleth Expansion Company and the United Steel Workers of America, Local 6860 were named defendants in a class action complaint filed on August 16, 1988 in United States District Court, Fifth District of Minnesota, by Lois E. Jenson and Patricia S. Kosmach alleging both sexual harassment and sexual discrimination under federal and state laws. On November 22, 1988, Kathleen O'Brien Anderson, a former employee of Eveleth Mines, filed a Notice of Charge of Discrimination with the Equal Employment Opportunity Commission, alleging sexual harassment and sexual discrimination. These claims were settled in January 1999 and the settlement is covered by insurance.

     (2) The Company and certain of its subsidiaries are involved in various other claims and routine litigation incidental to their businesses, including claims relating to the exposure of persons to asbestos and silica. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Company currently believes that these claims and proceedings are covered by insurance and are unlikely to have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market (symbol:
OGLE). The Company had 413 and 451 stockholders of record at December 31, 1998 and 1997, respectively. There were no sales of unregistered equity securities by the Company during 1998. The following is a summary of the market range and dividends for each quarterly period in 1998 and 1997 for the Company's common stock.

                                                      MARKET RANGE
                     QUARTERLY                        -------------
                       PERIOD                         HIGH     LOW     DIVIDENDS
                     ---------                        -----    ----    ---------
1998
  4th...............................................   $27 3/4 $22 3/8  $0.20
  3rd...............................................    41      26 1/2   0.20
  2nd...............................................    50 1/2  39 1/2   0.20
  1st...............................................    41 1/4  36       0.20
1997
  4th...............................................   $41 1/4 $29 5/8  $0.20
  3rd...............................................    29 7/8  21 3/4   0.20
  2nd...............................................    22 3/8  19 5/8   0.175
  1st...............................................    22 1/2  20 1/2   0.175

ITEM 6. SELECTED FINANCIAL DATA

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                      (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATIONS
Net sales and operating revenues....  $238,852    $145,185    $129,697    $126,373    $118,509
Income from operations..............    37,035      24,465      11,653      12,973      10,370
Income from continuing operations...    12,036      18,356      11,039      10,624       9,558
Discontinued operations.............       -0-      (2,104)      4,518       4,737       5,333
Net income..........................    12,036      16,252      15,557      15,361      14,891

PER SHARE DATA
Income (loss) per common
  share -- basic:
  Continuing operations.............  $   2.52    $   3.84        2.26    $   2.15    $   1.92
  Discontinued operations...........       -0-       (0.44)       0.93        0.95        1.07
  Net income........................      2.52        3.40        3.19        3.10        2.99
Income (loss) per common share --
  assuming dilution:
  Continuing operations.............      2.51        3.81        2.26        2.15        1.92
  Discontinued operations...........       -0-       (0.44)       0.92        0.95        1.07
  Net income........................      2.51        3.37        3.18        3.10        2.99
Dividends...........................      0.80        0.75        0.65        0.60        0.50
Market price at December 31.........     24.75       41.00       21.88       18.63       15.25
Book value at December 31...........     26.64       24.77       22.01       19.52       17.07
Shares of common stock
  outstanding.......................     4,765       4,752       4,835       4,932       4,966
Average shares of common
  stock -- basic....................     4,772       4,785       4,876       4,948       4,982
Average shares of common stock --
  assuming dilution.................     4,786       4,816       4,891       4,948       4,982

FINANCIAL CONDITION
Capital expenditures................  $ 19,119    $ 24,554       5,573    $  5,968    $  6,411
Working capital.....................    27,311      37,955      28,561      24,780      21,387
Total assets........................   565,624     263,224     234,696     247,220     259,177
Capitalization:
  Current portion of long-term
     debt...........................     9,506       9,087       8,476       8,476       8,476
  Long-term debt....................   302,560      38,446      28,665      43,641      57,118
  Stockholders' equity..............   126,933     117,716     106,449      96,265      84,753

     Results for 1998 include Global Stone, Port Inland, Filler Products and Colorado Silica from their respective dates of acquisition. Discontinued operations include the Company's Engineered Materials business segment discontinued in 1997 and Iron Ore business segment discontinued in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of certain safe harbor provisions of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) unfavorable weather conditions; (2) fluctuations in oil prices; (3) a decline in steel production;
(4) changes in the demand for the Company's products or services due to changes in technology; (5) Great Lakes and Mid-Atlantic construction activity; (6) a slowdown in the California economy and population growth rates in the Southwestern United States; (7) labor unrest; (8) the loss or bankruptcy of major customers; (9) year 2000 software conversion failures of vendors, suppliers and customers; and (10) changes in environmental laws. During 1999, the collective bargaining agreements covering employees at the Ingersoll, Ontario operation and the unlicensed crew of the marine transportation vessel fleet expire. These agreements cover approximately 80% and 62% of the employees of the Ingersoll operation and marine transportation fleet, respectively. Negotiations on these collective bargaining agreements will commence in the second quarter of 1999 and may affect the results of operations for both the Lime and Limestone and Marine Transportation business segments. Fluctuations in oil prices have both a positive and negative impact on the Company. Low oil prices generally result in less drilling activity, negatively impacting our Industrial Sands business segment, while at the same time reducing the marine transportation fleet's operating costs. The Company does not anticipate a significant increase in drilling activity during 1999.

FINANCIAL CONDITION

     During 1998, the Company acquired the assets and liabilities of Global Stone Inc. ("Global Stone") and Colorado Silica Sand, Inc. ("Colorado Silica") and the assets of the Port Inland, Michigan operations of Minerals Technologies, Inc. (subsequently renamed Global Stone Port Inland ("Port Inland")) and Filler Products, Inc. (subsequently renamed Global Stone Filler Products ("Filler Products")). The operating results of Global Stone, Port Inland and Filler Products form the Company's Lime and Limestone segment, while the operating results of Colorado Silica are included within the existing Industrial Sands segment. These acquisitions (collectively referred to as the "Recent Acquisitions") were accounted for as business combinations applying the purchase method of accounting. The combined purchase prices of these acquisitions, including assumed debt, totaled $294,194,000. During 1997, the Company's Industrial Sands segment acquired certain assets of a sand screening plant in California and a supplier of blending sand and organic mixes in Ohio. The combined purchase prices of these assets totaled $3,400,000.

     The Company's operating activities provided cash of $26,149,000 in 1998, which was an increase of 10%, or $2,459,000, compared with $23,690,000 for 1997. Cash provided from operations during 1998 increased 30%, or $5,983,000, compared with 1996. The increase in cash provided by operations during 1998 compared with 1997 and 1996 is principally due to the operating activities of the Recent Acquisitions. The Company's net income was $12,036,000 in 1998 compared with $16,252,000 and $15,557,000 in 1997 and 1996, respectively. Non-cash charges for depreciation, depletion and amortization increased to $20,875,000 during 1998 compared with $8,947,000 during 1997 and $11,259,000 during 1996. As a result of the Recent Acquisitions, accrued interest and deferred income taxes increased by $12,706,000 as of December 31, 1998 compared with an increase of $896,000 as of December 31, 1997 and an increase of $131,000 as of December 31, 1996. Non-recurring gains on the sale of assets and the disposals of discontinued operations (net of tax) totaled $4,285,000 and $3,720,000, during 1997 and 1996, respectively, compared with $125,000 in 1998. Changes in other operating assets and liabilities, principally the result of the Recent Acquisitions, used cash of $19,343,000 during 1998. Changes in other operating assets and liabilities generated cash of $1,126,000 and $1,941,000 during 1997 and 1996, respectively. Operating activities of discontinued operations provided cash of $755,000 during 1997 and used cash of $5,001,000 during 1996. There were no operations classified as discontinued at December 31, 1998.

Operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

     Expenditures for property and equipment, including vessel inspection costs, amounted to $19,119,000 in 1998 compared with $24,554,000 and $5,573,000 in 1997 and 1996, respectively. During 1998, the Company's newly formed Lime and Limestone segment expended approximately $8,322,000 for various capital projects. In 1998, the Company's Industrial Sands segment expended $6,069,000, primarily on plant expansion projects at the Brady, Texas and Orange County, California operations. The Marine Transportation segment expended $4,703,000 in 1998 related to vessel inspection costs and various equipment improvements on the vessel fleet. In 1997, the Company's Industrial Sands segment expended $4,108,000 on various capital projects and the Marine Transportation segment expended $3,234,000 for vessel inspection costs and various improvements to vessels. Expenditures in 1997 also include $17,000,000 for the acquisition of two self-unloading vessels that the Company had been operating under long-term leases. During 1996, the Company's Industrial Sands segment expended $4,540,000 on various capital projects while the Marine Transportation segment expended $925,000 on various improvements to the vessels. No vessel inspections were required during 1996. Expenditures for property and equipment for 1999, excluding business acquisitions, are currently expected to approximate $23,000,000.

     In December 1997, the Company recognized a net loss of $1,263,000 on the disposal of its Engineered Materials assets. During 1998, the Company completed the sale of these assets and received installment payments totaling $9,082,000. In December 1996, the Company sold its interest in Eveleth Mines and certain mining equipment for $5,000,000, completing its exit from the iron ore business. No such transactions occurred in 1998. Discontinued operations are further described in Note C to the consolidated financial statements.

     During May 1998, the Company negotiated a $215,000,000 Senior Credit Facility with a group of banks in order to finance a portion of the acquisition of Global Stone, refinance existing debt and for general purposes. The interest rate on the Senior Credit Facility, which approximated 7.75% at December 31, 1998, is based on LIBOR interest rates, plus an applicable margin. Additionally, the Company incurred $100,000,000 of indebtedness under interim Senior Subordinated Notes in order to complete the funding of the Global Stone acquisition. The Notes were subsequently exchanged with the lender for new Subordinated Notes that were then remarketed by the lender through a private placement on February 1, 1999. The exchanged Senior Subordinated Notes, which mature February 1, 2009, accrue interest at a fixed rate of 10%, payable semi-annually in February and August. Additional long-term debt, including the Senior Credit Facility and Senior Subordinated Notes, totaled $302,650,000 during 1998. In connection with the acquisition of Global Stone, the Company assumed additional debt and various capital leases totaling $43,100,000 and $10,900,000, respectively, as of the acquisition date. The Company made long-term debt payments, including capital leases, of $94,629,000 during 1998 compared with $8,476,000 and $14,976,000 during the same periods of 1997 and 1996, respectively. In July 1997, the Company financed a $17,000,000 acquisition of two Marine Transportation vessels under a ten-year term loan with a bank. As a result of the financing associated with the Global Stone acquisition, this term loan was amended from a fixed interest rate of 7.32% to a semi-variable interest rate not to exceed 8.32%. The fixed portion of the semi-variable rate is 7.82%. The Company's Senior Credit Facility requires interest rate protection on fifty-percent of the Company's senior secured debt for a period of at least two years. The Company's existing fixed rate senior secured debt fulfills a portion of the fifty-percent protection requirement. The Company entered into separate interest rate swap agreements with banks to substitute fixed interest rates for LIBOR-based interest rates on notional amounts totaling $90,000,000 at December 31, 1998. The effect of these agreements, which expire in 2000 and 2001, was to limit the Company's interest rate exposure to 7.98% on $90,000,000 of the Senior Credit Facility. As a result of the swap agreements, interest expense increased by $55,000 in 1998. No such agreements were in place during 1997 or 1996.

     The following table provides information about the Company's derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR interest rates in the yield curve, plus a 2.5% margin for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

                                                                         DECEMBER 31
                                       --------------------------------------------------------------------------------
                                        1999     2000      2001     2002     2003    THEREAFTER    TOTAL     FAIR VALUE
                                       ------   ------   --------   -----   ------   ----------   --------   ----------
                                                                        (IN THOUSANDS)
Liabilities:
  Long-term debt:
    Fixed rate.......................  $9,306   $5,176   $  2,570   $ 513   $1,602    $114,050    $133,216    $128,775
    Average interest rate............    9.74%    9.71%      9.70%   9.70%    9.73%       9.76%
    Variable rate....................     200      200    178,450                                  178,850     178,850
    Average interest rate............    7.60%    7.92%      8.15%
Interest rate derivatives:
    Interest rate swaps:
       Variable to fixed.............           50,000     40,000                                   90,000         903
       Average LIBOR pay rate........    5.48%    5.44%      5.65%
       Average LIBOR receive rate....    5.10%    5.47%      5.65%

     In 1998, the Company disposed of certain assets resulting in a pretax gain of $125,000 (net gain of $81,000 or $0.02 per share -- assuming dilution). During 1997, the Company recognized pretax gains of $5,548,000 (net gain of $3,606,000, or $0.75 per share -- assuming dilution), principally on the sale of certain coal reserves. In 1996, the Company recognized pretax gains of $3,150,000 (net gain of $2,292,000, or $0.47 per share -- assuming dilution), principally on the sale of an inactive business and marketable securities. Total proceeds received on the sale of assets were $875,000, $8,192,000 and $5,543,000 in 1998, 1997 and 1996, respectively.

     The Company declared dividends of $0.80 per share during 1998 compared with $0.75 per share in 1997 and $0.65 per share in 1996. Dividends paid were $3,812,000 for 1998 compared with $3,584,000 and $3,162,000 in 1997 and 1996, respectively. The Company purchased on the open market, and placed in treasury, 16,046 shares of its Common Stock for $600,000 during 1998, 87,990 shares for $1,970,000 during 1997 and 99,558 shares for $2,068,000 during 1996.

     At the end of 1998, the Company re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rates were adjusted from 7.25% to 7.00% to better reflect market rates. The change in discount rates did not affect 1998 consolidated results of operations and will not have a significant effect on 1999 consolidated results of operations.

     At the end of 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", and SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". These standards required new disclosures for the Company's business segments and pension and postretirement benefits, but did not affect its 1998 consolidated results of operations or financial position. Disclosures under SFAS No. 131 and No. 132 can be found in Notes K and I, respectively, to the consolidated financial statements. As further described in Note A to the consolidated financial statements, the Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2000. This new standard is not expected to have a material impact on the Company's consolidated results of operations or financial position.

     Anticipated cash flows from operations and current financial resources are expected to meet the Company's needs during 1999. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the least possible cost.

RESULTS OF OPERATIONS

     The Company's net sales and operating revenues of $238,852,000 were 65% greater than the 1997 level of $145,185,000 and 84% greater than net sales and operating revenues of $129,697,000 in 1996. Income from operations increased $12,571,000, or 51%, to $37,035,000 compared with 1997 and increased
$25,382,000, or more than double, the income from operations of 1996. Net income was $12,036,000 ($2.51 per share -- assuming dilution) for 1998 compared with $16,252,000 ($3.37 per share -- assuming dilution) and $15,557,000

($3.18 per share -- assuming dilution) for 1997 and 1996, respectively. The increases in net sales and operating revenues and income from operations are attributable to the Recent Acquisitions and strong operating results of the Company's Marine Transportation segment. The decline in net income is primarily due to increased interest expense on borrowings used to fund the Recent Acquisitions, the absence of non-recurring gains and a higher effective tax rate.

     In 1998, net income includes the effect of pretax gains totaling $125,000 principally on the sale of certain assets. Net income for 1997 includes the effect of gains totaling $3,606,000 principally from the sale of certain coal reserves. Net income for 1996 includes the effect of $2,292,000, principally from the sale of an inactive business and marketable securities, and the effects of a $1,824,000 state tax refund and related interest income of $576,000. Net income, excluding the gains on the sale of assets, and in 1996 the tax refund, approximated $11,955,000 ($2.50 per share -- assuming dilution) in 1998, compared with $14,694,000 ($3.05 per share -- assuming dilution) and $7,376,000 ($1.51 per share -- assuming dilution) in 1997 and 1996, respectively.

     During 1997, the Company increased the estimated useful lives and salvage values for certain vessels in its Marine Transportation fleet. These changes in accounting estimates were treated prospectively as of January 1, 1997, and therefore prior periods were not restated. The effects of these changes reduced depreciation by $3,178,000 and increased net income by $2,097,000 ($0.44 per share -- assuming dilution) when comparing the 1997 results of operations to those of 1996.

     The operating results of the Company's business segments for 1998, 1997 and 1996 are discussed below. At the end of 1998, the Company discontinued its policy of allocating a portion of corporate general and administrative expenses to its business segments. Accordingly, the 1997 and 1996 operating results of the business segments have been restated to conform with the 1998 presentation of corporate general and administrative expenses.

  NET SALES AND OPERATING REVENUES

     Lime and Limestone. Net sales for the Lime and Limestone segment include the operations of Port Inland, Global Stone and Filler Products as of their respective purchase dates of April 28, May 22, and August 31, 1998 and totaled $95,498,000 for 1998.

     Industrial Sands. Net sales for the Industrial Sands segment decreased by $1,684,000, or 3%, to $47,800,000 during 1998, compared with $49,484,000 for the same period of 1997. The decline in net sales is attributable to an 8% decrease in tonnage shipped during 1998 compared with the record tonnage shipped during 1997. The decreases in tonnage and net sales are related to softness in oil prices and a related slow down in oil field drilling. Accordingly, the demand for frac sands provided by the Brady, Texas operations declined causing a decrease in tonnage shipped and a shift in product mix that negatively impacted average selling price. The acquisition of the Colorado Silica operations during March 1998 and a strong operating performance from the Orange County, California operations partially offset the overall declines in net sales and tonnage shipped. Although 1998 tonnage levels at Orange County declined when compared with 1997, a favorable shift in product mix resulted in an increase in the operation's net sales during 1998. The segment's 1998 net sales increased $5,217,000, or 12%, from the 1996 level of $42,583,000. The acquisition of Colorado Silica in 1998 and the 1997 acquisitions of the Kurtz Sports Turf operations in Ohio and operations in Bakersfield, California, combined with strong improvements at the Orange County operations in 1998 offset the effects of an 18% decline in net sales at the Brady operations, attributed to softness in oil prices and related oil field demand.

     Marine Transportation. Operating revenues for the Marine Transportation segment of $95,554,000 were comparable to those of 1997 and exceeded 1996 operating revenues by 11%, or $9,376,000. Strong customer demand and good operating conditions on the Great Lakes favorably influenced operations during 1998. Sailing days were 3,363 in 1998 compared with 3,405 and 3,336 in 1997 and 1996, respectively. Favorable operating conditions at the end of 1997 extended the fleet's 1997 sailing season. Heavy ice conditions at the start of the 1996 sailing season caused substantial delays, minor damage and, in general, hampered operations. The vessel fleet hauled 23,235,000 tons during 1998, 3% less than the record tonnage hauled during 1997. However, a favorable shift in the product mix of tons hauled offset the decline in volume. The 1998 tonnage level exceeded the 1996 tonnage hauled by 5%, or 1,132,000 tons.

  COST OF GOODS SOLD AND OPERATING EXPENSES

     Lime and Limestone. Cost of goods sold for the Lime and Limestone segment totaled $65,192,000, or 68% of net sales, for the period ended December 31, 1998.

     Industrial Sands. Cost of goods sold for the Industrial Sands segment totaled $30,542,000, $31,623,000 and $28,196,000 for 1998, 1997 and 1996,
respectively. As a result of more favorable product mix, cost of goods sold as a percentage of net sales was 64% during 1998 and 1997, an improvement from a level of 66% in 1996.

     Marine Transportation. Operating expenses for the Marine Transportation segment totaled $61,842,000, $66,795,000 and $66,299,000 for 1998, 1997 and
1996, respectively. Operating expenses as a percentage of operating revenues improved to 65% for 1998 compared with 70% for 1997 and 77% for 1996. The improvement was principally due to lower fuel costs, favorable operating conditions and increased efficiencies within fleet dispatch operations. The higher operating expenses as a percentage of operating revenues experienced during 1996 relate to the harsh weather conditions experienced at the start of the 1996 sailing season.

  DEPRECIATION, DEPLETION AND AMORTIZATION

     Depreciation, depletion and amortization expense increased to $20,875,000 during 1998 compared with $8,947,000 during 1997 and $11,259,000 during 1996.
The increase is principally related to additional depreciation, depletion and amortization associated with the Recent Acquisitions totaling $11,133,000. As indicated previously, the Company increased the estimated useful lives and salvage values for certain vessels in its Marine Transportation fleet in 1997. The effect of these changes reduced 1997 depreciation by $3,178,000 when comparing 1997 to 1996.

  GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

     General, administrative and selling expenses increased to $22,983,000 for 1998 compared with $13,352,000 and $12,389,000 for 1997 and 1996, respectively.
The increase in general, administrative and selling expenses during 1998 is principally the result of the Recent Acquisitions. As a percentage of total revenues, general, administrative and selling expenses remained comparable for all three years at approximately 10%.

  INCOME FROM OPERATIONS

     Lime and Limestone. The acquisitions of Port Inland, Global Stone and Filler Products contributed $11,851,000 to income from operations for the period ended December 31, 1998.

     Industrial Sands. Income from operations for the Industrial Sands segment declined to $9,465,000 during 1998 compared with $11,205,000 during 1997 (a record for the segment) and $9,747,000 during 1996. The decline in income from operations was principally the result of reduced oil field demand for frac sand supplied by the Brady, Texas operations, partially offset by the addition of the Colorado Silica operations and improvements in product mix and increased demand at the Orange County operations.

     Marine Transportation. Income from operations for the Marine Transportation segment increased to $24,335,000 during 1998 compared with $20,547,000 and $9,087,000 during 1997 and 1996, respectively. As discussed previously, the improvement was principally due to lower fuel costs, favorable operating conditions and increased efficiencies within the fleet dispatch operations. The comparison to 1996 is also impacted by the change in the estimated useful lives and salvage values in 1997.

     Corporate and Other. Includes operating results from other non-segment operations and corporate general and administrative expenses which are not allocated to the business segments. Accordingly, Corporate and Other operations recognized a loss from operations of $8,616,000, $7,287,000 and $7,181,000 for 1998, 1997 and 1996, respectively. The increase in the loss from operations experienced during 1998, was principally the result of one-time increases to general and administrative charges as a result of the Recent Acquisitions and changes in the corporate structure.

  OTHER

     Interest increased during 1998 to $19,281,000 from $2,834,000 and $3,004,000 during 1997 and 1996, respectively. The increase in interest expense is principally the result of increased debt levels and the amortization of financing costs incurred related to the Recent Acquisitions. During 1998, the Company recognized net gains of $125,000 from asset sales compared with $5,548,000 for 1997 and $3,150,000 for 1996. The gains recognized during 1997 principally include a gain related to the sale of certain coal reserves, while the 1996 gains include the effects of the sale of an inactive business and current marketable securities (all marketable securities were liquidated prior to 1998). Other expense, net (including interest and other income) decreased $1,417,000 during 1998 when compared to 1997. The principal reason for this decrease was a reduction in the Coal Act expense as more fully described in Notes I and L to the consolidated financial statements. Other expense, net for 1998 was comparable to 1996.

EFFECTS OF ACQUISITIONS

     The following unaudited pro forma information presents a summary of consolidated results of operations (in thousands, except per share data) for the Company and the acquisitions of Global Stone, Port Inland and Colorado Silica for the years ended December 31, 1998 and 1997 as if the acquisitions had occurred on January 1, 1997. The pro forma adjustments give effect to (i) the amortization of goodwill, (ii) the amortization of the write-up of property and equipment to fair market value, (iii) the interest expense on debt incurred to fund the acquisitions and (iv) the related income tax effects. This unaudited pro forma information (i) assumes that the Company incurred all acquisition related debt as of January 1, 1997, (ii) included operating results for periods of time prior to the Company's ownership and (iii) takes into consideration expense reductions of $1,200,000 during 1998 and $1,600,000 during 1997, principally due to a realized reduction of general and administrative costs.

                                                            1998        1997
                                                          --------    --------
Revenues................................................  $288,000    $283,000
Income from operations..................................    40,700      35,000
Net Income..............................................     6,300       9,800
Earnings per share -- basic.............................      1.31        2.04
Earnings per share -- assuming dilution.................      1.30        2.03

     Included in net income for 1998 is approximately $825,000 ($0.17 per share -- assuming dilution) in non-recurring takeover defense costs incurred by Global Stone to defend against an unsolicited takeover attempt prior to its acquisition by the Company. Included in net income for 1997 are gains approximating $3,606,000 ($0.75 per share -- assuming dilution), principally from the sale of certain coal reserves.

YEAR 2000 COMPLIANCE

     The Company continues to address the impact of the Year 2000 issue on its business. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. Specifically, with respect to the Company, this issue affects not only the computer software and hardware but also machines and equipment used in production that contain embedded computer chips.

     The Company has reviewed and assessed its information system hardware, business system software, production system hardware and other systems and technology used in its business operations. Based on this review and assessment, the Company believes that the majority of its internal systems are Year 2000 compliant and that any non-compliance will not have a material adverse effect on the Company. The Company expects to complete its internal Year 2000 remediation efforts by June 30, 1999 with the implementation of a new order processing system for both the Industrial Sands and Lime and Limestone business segments.

     As part of its Year 2000 program, the Company has also made efforts to determine and assess the Year 2000 compliance status of third parties with which it does business. During 1997, the Company sent a detailed questionnaire to its customers, suppliers, financial institutions and others to obtain information relating to the status of such third parties with respect to Year 2000 issues. Of the total questionnaires sent out, 90% of these third parties have returned their questionnaires to the Company. The Company is following up on the balance of the questionnaires not returned. Based upon its review of the returned questionnaires, the Company does not believe that it will experience material disruption of its operations as a result of third parties Year 2000 noncompliance. In addition, since sending the questionnaires, the Company has maintained ongoing correspondence with its suppliers regarding Year 2000 issues and placed particular emphasis on determining the Year 2000 readiness of its critical suppliers.

     Due to the uncertainties associated with Year 2000 problems, the Company has developed a contingency plan to use manual entry in its accounting and order entry system in the event that its business or operations are disrupted as of January 1, 2000.

     The Company expects to incur total expenditures of approximately $200,000 in connection with its Year 2000 remediation efforts. Through 1998, the Company has incurred approximately $80,000 in expenses relating to its Year 2000 issues and expects to incur an additional $120,000 during 1999. The Company believes that the cost of its remediation will not have a material impact on the Company's consolidated results of operations or financial condition.

     The date on which the Company believes it will complete its Year 2000 compliance efforts and the expenses related to the Company's Year 2000 compliance efforts are management's best estimates, which are based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. A specific factor that might cause such material differences is the ability to locate and correct all relevant computer codes. In addition, there can be no assurances that the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The response to this item is submitted in a separate section of this Annual Report on Form 10-K on pages 12, 13 and 14 under ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this Annual Report on Form 10-K on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding Directors of the Company, as required by Part III,
Item 10; is incorporated herein by reference to the information contained in the Company's proxy statement dated March 23, 1999, filed in connection with the Company's 1999 Annual Meeting of Stockholders.

     The Executive Officers of the Company as of March 22, 1999 were as follows:

              NAME                 AGE                            POSITION
              ----                 ---                            --------
John N. Lauer                      60     Chairman, President and Chief Executive Officer
Michael F. Biehl                   43     Vice President, Finance and Treasurer
Ronald J. Compiseno                48     Vice President, Human Resources
Jeffrey S. Gray                    42     Vice President, Corporate Development and General
                                          Counsel
Mark P. Juszli                     47     Vice President, Industrial Sands
David H. Kelsey                    48     Vice President and Chief Financial Officer
Danny R. Shepherd                  47     Vice President, Lime and Limestone
Stuart H. Theis                    56     Vice President, Marine Transportation
Rochelle F. Walk                   38     Director, Corporate Affairs and Secretary

     JOHN N. LAUER has served as President, Chief Executive Officer and Director of the Company since January 1, 1998 and as Chairman of the Board since July 1998. From 1994 to December 1997, Mr. Lauer was retired and pursued activities as a private investor. Mr. Lauer served as the President and Chief Operating Officer of The B.F. Goodrich Company, a chemical and aerospace company, from 1990 until 1994. Mr. Lauer also serves on the Boards of Directors of Diebold, Incorporated, Menasha Corporation and BorsodChem, Rt.

     MICHAEL F. BIEHL has been Vice President, Finance and Treasurer since July 1998. Mr. Biehl joined the Company in 1992 as Corporate Controller and was promoted to Treasurer and Director of Finance in 1994. Prior to joining the Company, Mr. Biehl was a Senior Manager in the audit division of Ernst & Young in Cleveland, Ohio for 14 years.

     RONALD J. COMPISENO was elected Vice President, Human Resources in September 1998. Prior to joining the Company Mr. Compiseno was Group Director of Human Resources for Invacare Corporation of Elyria, Ohio.

     JEFFREY S. GRAY has served as Vice President, Corporate Development and General Counsel of the Company since March 17, 1997. Mr. Gray was an associate from 1987 to 1994 and a partner from 1995 to 1997 of Ulmer & Berne LLP, a law firm.

     MARK P. JUSZLI has been President of the Industrial Sands segment since October 1998 and continues to serve as a Vice President of the Company, a position he has held from 1995 to 1998. Mr. Juszli also served as General Manager, Industrial Sands, Inc. from 1994 to 1995. Prior to joining the Company, Mr. Juszli was the Senior Vice President -- Ohio Region of American Aggregates Corp., Dayton, Ohio, a producer of construction aggregates from 1993 to 1994 and President of Western Rock Products, Inc., Albuquerque, New Mexico, a producer of railroad ballast from 1992 to 1993.

     DAVID H. KELSEY has been Vice President and Chief Financial Officer of the Company, since February 23, 1998. Prior to joining the Company, Mr. Kelsey served as the Executive Vice President and Chief Financial Officer of Host Communications, Inc., a sports marketing and management firm from 1994 to 1997. In addition, Mr. Kelsey was Senior Vice President and Director of GE Capital Equity Funding Group, a growth capital provider from 1992 to 1994 and was Senior Vice President and Portfolio Manager of GE Capital Corporate Finance Group, a provider of senior and mezzanine financing, from 1988 to 1992.

     DANNY R. SHEPHERD was elected to President of the Lime and Limestone segment (Global Stone Corporation) and Vice President of the Company in October 1998. Mr. Shepherd served as Executive Vice President and General Manager of Global Stone (U.S.A.) Eastern Region from 1994 to 1998.

     STUART H. THEIS has been President of the Marine Transportation segment since October 1998 and continues to serve as a Vice President of the Company, a position held since 1993. From 1992 to 1993 he was Assistant to the President of the Company.

     ROCHELLE F. WALK was elected Director, Corporate Affairs and Secretary of the Company in June 1998. Prior to joining the Company, she was a Business Unit Director and Marketing Director of The Sherwin Williams Company.

     Except as noted above, all executive officers of the Company have served in the capacities indicated, respectively, during the past five years. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding Executive Compensation, as required by Part III, Item 11; is incorporated herein by reference to the information contained in the Company's proxy statement dated March 23, 1999, filed in connection with the Company's 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding Executive Compensation, as required by Part III, Item 12; is incorporated herein by reference to the information contained in the Company's proxy statement dated March 23, 1999, filed in connection with the Company's 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding Executive Compensation, as required by Part III, Item 13; is incorporated herein by reference to the information contained in the Company's proxy statement dated March 23, 1999, filed in connection with the Company's 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) LIST OF FINANCIAL STATEMENTS: The following consolidated financial statements of Oglebay Norton Company and its Subsidiaries are included in Item 8:

          Report of Independent Auditors

          Consolidated Statement of Operations -- Years Ended December 31, 1998, 1997 and 1996

          Consolidated Balance Sheet -- December 31, 1998 and 1997

          Consolidated Statement of Cash Flows -- Years Ended December 31, 1998, 1997 and 1996

          Consolidated Statement of Stockholders' Equity -- Years Ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements -- December 31, 1998, 1997 and 1996

     (A)(2) AND (D) FINANCIAL STATEMENT SCHEDULES: No consolidated financial statement schedules are presented because the schedules are not required. The information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and related notes.

     (A)(3) AND (C) EXHIBIT INDEX: The response to this portion of Item 14 is submitted in a separate section of this Annual Report on Form 10-K at pages 1-1 through 1-6.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OGLEBAY NORTON COMPANY

                                          By: /s/ DAVID H. KELSEY

                                            ------------------------------------
                                            Vice President and Chief Financial
                                              Officer
                                            March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Company on March 22, 1999.

/s/ JOHN N. LAUER
-------------------------------------------------
John N. Lauer
Chairman, President and
Chief Executive Officer and Director;
Principal Executive Officer

/s/ DAVID H. KELSEY
-------------------------------------------------
David H. Kelsey
Vice President and Chief Financial
Officer; Principal Financial Officer

/s/ MICHAEL F. BIEHL
-------------------------------------------------
Michael F. Biehl
Vice President -- Finance
and Treasurer; Principal
Accounting Officer

/s/ BRENT D. BAIRD
-------------------------------------------------
Brent D. Baird
Director

/s/ MALVIN E. BANK
-------------------------------------------------
Malvin E. Bank
Director

/s/ WILLIAM G. BARES
-------------------------------------------------
William G. Bares
Director

/s/ JAMES T. BARLETT
-------------------------------------------------
James T. Barlett
Director

/s/ ALBERT C. BERSTICKER
-------------------------------------------------
Albert C. Bersticker
Director

/s/ R. THOMAS GREEN, JR.
-------------------------------------------------
R. Thomas Green, Jr.
Director

/s/ RALPH D. KETCHUM
-------------------------------------------------
Ralph D. Ketchum
Director

/s/ WILLIAM G. PRYOR
-------------------------------------------------
William G. Pryor
Director

/s/ JOHN D. WEIL
-------------------------------------------------
John D. Weil
Director

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Oglebay Norton Company

     We have audited the accompanying consolidated balance sheet of Oglebay Norton Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglebay Norton Company and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                          /s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 16, 1999

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                      1998            1997            1996
                                                  ------------    ------------    ------------
NET SALES AND OPERATING REVENUES................  $238,852,390    $145,184,849    $129,697,228
COSTS AND EXPENSES
  Cost of goods sold and operating expenses.....   157,959,384      98,421,276      94,395,629
  Depreciation, depletion and amortization......    20,874,673       8,946,878      11,259,284
  General, administrative and selling
     expenses...................................    22,982,895      13,352,068      12,388,863
                                                  ------------    ------------    ------------
                                                   201,816,952     120,720,222     118,043,776
                                                  ------------    ------------    ------------

INCOME FROM OPERATIONS..........................    37,035,438      24,464,627      11,653,452

  Gain on disposition of assets.................       124,540       5,548,036       3,150,434
  Interest, dividends and other income..........     1,750,239       2,693,101       2,790,859
  Interest expense..............................   (19,280,532)     (2,834,445)     (3,003,639)
  Other expense.................................    (1,935,068)     (4,295,342)     (2,011,072)
                                                  ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES.........................................    17,694,617      25,575,977      12,580,034
INCOME TAXES:
  Current.......................................    (2,256,000)      6,967,000       1,387,000
  Deferred......................................     7,915,000         253,000         154,000
                                                  ------------    ------------    ------------
                                                     5,659,000       7,220,000       1,541,000
                                                  ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS...............    12,035,617      18,355,977      11,039,034
Discontinued operations:
  (Loss) income from operations.................           -0-        (841,727)      3,947,518
  (Loss) gain from disposals....................           -0-      (1,262,700)        570,433
                                                  ------------    ------------    ------------
(Loss) income from discontinued operations......           -0-      (2,104,427)      4,517,951
                                                  ------------    ------------    ------------

NET INCOME......................................  $ 12,035,617    $ 16,251,550    $ 15,556,985
                                                  ============    ============    ============
PER SHARE AMOUNTS:
Income (loss) per common share -- basic:
  Continuing operations.........................  $       2.52    $       3.84    $       2.26
  Discontinued operations.......................                          (.44)            .93
                                                  ------------    ------------    ------------
NET INCOME PER SHARE -- BASIC...................  $       2.52    $       3.40    $       3.19
                                                  ============    ============    ============
Income (loss) per common share -- assuming
  dilution:
  Continuing operations.........................  $       2.51    $       3.81    $       2.26
  Discontinued operations.......................                          (.44)            .92
                                                  ------------    ------------    ------------
NET INCOME PER SHARE -- ASSUMING DILUTION.......  $       2.51    $       3.37    $       3.18
                                                  ============    ============    ============

See notes to consolidated financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $  1,940,410    $ 29,885,922
  Accounts receivable (net of reserve for doubtful accounts
    of $1,194,000 in 1998 and $723,000 in 1997).............    36,624,374      21,490,725
  Income taxes receivable...................................     3,460,026             -0-
  Inventories
    Raw materials and finished products.....................    19,627,908       1,210,940
    Operating supplies......................................     8,822,183       3,382,764
                                                              ------------    ------------
                                                                28,450,091       4,593,704
  Deferred income taxes.....................................     2,510,745       3,050,091
  Prepaid insurance and other expenses......................     5,069,554       1,300,715
  Discontinued operations...................................           -0-      15,571,082
                                                              ------------    ------------
TOTAL CURRENT ASSETS........................................    78,055,200      75,892,239
PROPERTY AND EQUIPMENT
  Land and improvements.....................................    27,207,563       8,654,241
  Mineral reserves..........................................    88,477,552             -0-
  Buildings and improvements................................    26,550,372      16,459,414
  Machinery and equipment...................................   423,959,452     279,844,911
                                                              ------------    ------------
                                                               566,194,939     304,958,566
  Less allowances for depreciation, depletion and
    amortization............................................   218,752,499     154,022,177
                                                              ------------    ------------
                                                               347,442,440     150,936,389
GOODWILL (net of accumulated amortization of $2,370,000 in
  1998 and $1,171,000 in 1997)..............................    89,262,233       5,337,459
PREPAID PENSION COSTS.......................................    31,303,221      25,137,863
OTHER ASSETS................................................    19,560,668       5,919,935
                                                              ------------    ------------
TOTAL ASSETS................................................  $565,623,762    $263,223,885
                                                              ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt.........................  $  9,506,345    $  9,086,708
  Accounts payable..........................................    10,332,250       6,875,498
  Payrolls and other accrued compensation...................    10,446,352       7,547,241
  Accrued expenses..........................................    14,908,743      11,459,428
  Accrued interest expense..................................     5,481,665         691,081
  Income taxes payable......................................        68,741       2,277,749
                                                              ------------    ------------
TOTAL CURRENT LIABILITIES...................................    50,744,096      37,937,705
LONG-TERM DEBT, less current portion........................   302,559,729      38,445,616
POSTRETIREMENT BENEFITS OBLIGATION..........................    27,181,435      24,341,252
OTHER LONG-TERM LIABILITIES.................................    22,059,322      23,672,960
DEFERRED INCOME TAXES.......................................    36,145,768      21,109,949
STOCKHOLDERS' EQUITY
  Common stock, par value $1.00 per share -- authorized
    10,000,000 shares; issued 7,253,332 shares..............     7,253,332       7,253,332
  Additional capital........................................     7,480,572       6,288,822
  Retained earnings.........................................   146,852,300     138,628,719
  Accumulated other comprehensive income (expense)..........      (708,549)            -0-
                                                              ------------    ------------
                                                               160,877,655     152,170,873
  Treasury stock, at cost -- 2,487,901 and 2,501,152 shares
    in 1998 and 1997, respectively..........................   (33,944,243)    (33,739,795)
  Unallocated Employee Stock Ownership Plan shares..........           -0-        (714,675)
                                                              ------------    ------------
                                                               126,933,412     117,716,403
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $565,623,762    $263,223,885
                                                              ============    ============

See notes to consolidated financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------
                                                       1998            1997           1996
                                                   -------------    -----------    -----------
OPERATING ACTIVITIES
  Net income.....................................  $  12,035,617    $16,251,550    $15,556,985
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation, depletion and
          amortization...........................     20,874,673      8,946,878     11,259,284
       Deferred income taxes.....................      7,915,000        253,000        154,000
       Gain on disposition of assets.............       (124,540)    (5,548,036)    (3,150,434)
       Loss (gain) from disposal of discontinued
          operations.............................            -0-      1,262,700       (570,433)
       Increase in prepaid pension costs.........     (4,457,662)    (4,204,687)    (3,125,094)
       Decrease (increase) in accounts
          receivable.............................      4,008,657      2,671,391       (945,050)
       Increase in income taxes receivable.......     (3,460,026)           -0-            -0-
       (Increase) decrease in inventories........     (4,452,346)      (697,639)       142,466
       (Decrease) increase in accounts payable...     (8,636,517)     1,367,172      1,750,056
       Increase (decrease) in payrolls and other
          accrued compensation...................      1,800,245        881,961       (366,171)
       (Decrease) increase in accrued expenses...       (981,246)       715,152       (720,468)
       Increase (decrease) in accrued interest...      4,790,584        642,865        (23,173)
       (Decrease) increase in income taxes
          payable................................     (2,492,577)     1,464,873      2,704,219
       Other operating activities................       (671,143)    (1,071,891)     2,500,569
       Net operating activities of discontinued
          operations.............................            -0-        754,820     (5,000,521)
                                                   -------------    -----------    -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES...     26,148,719     23,690,109     20,166,235

INVESTING ACTIVITIES
  Capital expenditures...........................    (19,119,185)   (24,554,382)    (5,573,238)
  Acquisition of businesses......................   (239,639,230)    (1,600,000)           -0-
  Proceeds from sale of assets...................        874,618      8,191,884      5,543,361
  Proceeds from sale of discontinued
     operations..................................      9,082,170            -0-      5,000,000
  Net investing activities of discontinued
     operations..................................            -0-       (662,014)    (5,739,689)
                                                   -------------    -----------    -----------
     NET CASH USED FOR INVESTING ACTIVITIES......   (248,801,627)   (18,624,512)      (769,566)

FINANCING ACTIVITIES
  Payments on long-term debt.....................    (94,628,792)    (8,476,450)   (14,976,450)
  Additional long-term debt......................    302,650,000     17,000,000            -0-
  Financing costs................................     (9,397,340)           -0-            -0-
  Payments of dividends..........................     (3,812,036)    (3,583,523)    (3,162,341)
  Purchases of treasury stock....................       (600,198)    (1,969,984)    (2,068,032)
                                                   -------------    -----------    -----------
     NET CASH PROVIDED BY (USED FOR) FINANCING
       ACTIVITIES................................    194,211,634      2,970,043    (20,206,823)
Effect of exchange rate changes on cash..........        495,762            -0-            -0-
                                                   -------------    -----------    -----------
(Decrease) increase in cash and cash
  equivalents....................................    (27,945,512)     8,035,640       (810,154)
Cash and cash equivalents, January 1.............     29,885,922     21,850,282     22,660,436
                                                   -------------    -----------    -----------
CASH AND CASH EQUIVALENTS, DECEMBER 31...........  $   1,940,410    $29,885,922    $21,850,282
                                                   =============    ===========    ===========

See notes to consolidated financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  YEAR ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                             OTHER COMPREHENSIVE
                                                                              INCOME (EXPENSE)
                                                                          -------------------------
                                                                                          FOREIGN                     UNALLOCATED
                                                                                         CURRENCY        COMMON      EMPLOYEE STOCK
                                  COMMON     ADDITIONAL      RETAINED     UNREALIZED    TRANSLATION     STOCK IN       OWNERSHIP
                                  STOCK        CAPITAL       EARNINGS        GAINS      ADJUSTMENT      TREASURY      PLAN SHARES
                                ----------   -----------   ------------   -----------   -----------   ------------   --------------
Balance, January 1, 1996......  $3,626,666   $ 9,078,611   $113,566,048   $ 1,468,476                 $(29,806,819)   $(1,667,575)
Comprehensive income:
  Net income..................                               15,556,985
  Change in unrealized
    gains.....................                                             (1,058,029)
  Total comprehensive
    income....................
Dividends, $.65 per share.....                               (3,162,341)
Tax benefit of unallocated
  shares in ESOP..............                    57,460
Stock plans...................                   339,772                                                    41,327
Purchases of treasury stock...                                                                          (2,068,032)
Allocated ESOP shares.........                                                                                            476,450
                                ----------   -----------   ------------   -----------                 ------------    -----------
Balance, December 31, 1996....   3,626,666     9,475,843    125,960,692       410,447                  (31,833,524)    (1,191,125)
Comprehensive income:
  Net income..................                               16,251,550
  Change in unrealized
    gains.....................                                               (410,447)
  Total comprehensive
    income....................
Dividends, $.75 per share.....                               (3,583,523)
Tax benefit of unallocated
  shares in ESOP..............                    68,250
Stock plans...................                   371,395                                                    63,713
Two-for-one stock split.......   3,626,666    (3,626,666)
Purchases of treasury stock...                                                                          (1,969,984)
Allocated ESOP shares.........                                                                                            476,450
                                ----------   -----------   ------------   -----------                 ------------    -----------
Balance, December 31, 1997....   7,253,332     6,288,822    138,628,719           -0-                  (33,739,795)      (714,675)
Comprehensive income:
  Net income..................                               12,035,617
  Foreign currency translation
    adjustment................                                                           $(708,549)
  Total comprehensive
    income....................
Dividends, $.80 per share.....                               (3,812,036)
Tax benefit of unallocated
  shares in ESOP..............                    72,800
Stock plans...................                 1,118,950                                                   395,750
Purchase of treasury stock....                                                                            (600,198)
Allocated ESOP shares.........                                                                                            714,675
                                ----------   -----------   ------------   -----------    ---------    ------------    -----------
Balance, December 31, 1998....  $7,253,332   $ 7,480,572   $146,852,300   $       -0-    $(708,549)   $(33,944,243)   $       -0-
                                ==========   ===========   ============   ===========    =========    ============    ===========


                                    TOTAL
                                STOCKHOLDERS'
                                   EQUITY
                                -------------
Balance, January 1, 1996......  $ 96,265,407
Comprehensive income:
  Net income..................    15,556,985
  Change in unrealized
    gains.....................    (1,058,029)
                                ------------
  Total comprehensive
    income....................    14,498,956
Dividends, $.65 per share.....    (3,162,341)
Tax benefit of unallocated
  shares in ESOP..............        57,460
Stock plans...................       381,099
Purchases of treasury stock...    (2,068,032)
Allocated ESOP shares.........       476,450
                                ------------
Balance, December 31, 1996....   106,448,999
Comprehensive income:
  Net income..................    16,251,550
  Change in unrealized
    gains.....................      (410,447)
                                ------------
  Total comprehensive
    income....................    15,841,103
Dividends, $.75 per share.....    (3,583,523)
Tax benefit of unallocated
  shares in ESOP..............        68,250
Stock plans...................       435,108
Two-for-one stock split.......           -0-
Purchases of treasury stock...    (1,969,984)
Allocated ESOP shares.........       476,450
                                ------------
Balance, December 31, 1997....   117,716,403
Comprehensive income:
  Net income..................    12,035,617
  Foreign currency translation
    adjustment................      (708,549)
                                ------------
  Total comprehensive
    income....................    11,327,068
Dividends, $.80 per share.....    (3,812,036)
Tax benefit of unallocated
  shares in ESOP..............        72,800
Stock plans...................     1,514,700
Purchase of treasury stock....      (600,198)
Allocated ESOP shares.........       714,675
                                ------------
Balance, December 31, 1998....  $126,933,412
                                ============

See notes to consolidated financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

NOTE A -- ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated upon consolidation.

     CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

     INVENTORIES: Inventories are stated at the lower of average cost (first-in, first-out method) or market.

     MARKETABLE SECURITIES: Available-for-sale securities are carried at fair value, based on quoted market prices. Realized gains and losses on the sale of such securities are based on average cost. The Company realized gains on the sale of securities of $656,000 (proceeds of $933,000) in 1997 and $2,076,000 (proceeds of $3,130,000) in 1996.

     PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. The Company provides depreciation on buildings and improvements and machinery and equipment using the straight-line method over the assets estimated useful lives that range from 2 to 60 years. Depletion of mineral reserves is recognized on a units-of-production basis. Effective January 1, 1997, the Company extended the estimated useful lives and increased the estimated salvage values for certain vessels in its Marine Transportation fleet. The effect of these changes in estimate reduced depreciation by $3,178,000 and increased net income by $2,097,000 ($0.44 per share, assuming dilution) for the year ended December 31, 1997.

     INTANGIBLE ASSETS: Intangible assets, consisting primarily of the purchase price in excess of net assets of acquired businesses ("Goodwill"), are amortized using the straight-line method over the periods of expected benefit, which range from 15 to 40 years. Financing costs are amortized using the straight-line method over the periods of the loan agreements, which range from 3 to 10 years.

     IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses the recoverability of its long-lived and intangible assets by determining whether the amortization of the remaining balance of an asset over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced.

     FOREIGN CURRENCY TRANSLATION: The financial statements of the Company's subsidiaries outside the United States ("U.S.") are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average monthly rates of exchange. Translation adjustments are included in accumulated comprehensive income (expense), a separate component of stockholders' equity. Generally, gains and losses from foreign currency transactions of these subsidiaries and the U.S. parent are included in net income. Gains and losses from foreign currency transactions which hedge a net investment in a foreign subsidiary and from intercompany foreign currency transactions of a long-term investment nature are included in accumulated comprehensive income (loss).

     DERIVATIVE FINANCIAL INSTRUMENTS: The Company periodically uses derivative financial instruments to manage its exposure to fluctuations in interest rates. The Company designates its interest rate swap agreements as hedges of specific debt instruments and recognizes the interest differentials as adjustments to interest expense over the terms of the related debt obligations. When using interest rate swap agreements, the intermediaries to such agreements expose the Company to the risk of nonperformance, though such risk is not considered likely under the circumstances. The Company does not hold or issue financial instruments for trading purposes.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

     STOCK PLANS: The Company accounts for stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

     NEW FINANCIAL ACCOUNTING STANDARDS: Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in 1998. This SFAS establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivatives be recognized as assets or liabilities on the balance sheet at fair value. The Company will adopt SFAS No. 133 on January 1, 2000, as required; and it is not expected to have a material impact on its consolidated results of operations or financial position.

     REVENUE RECOGNITION: Sales are generally recognized when products are shipped to customers. Operating revenues are recognized as services are provided to customers over the Great Lakes sailing season.

     RECLASSIFICATIONS: Certain amounts in prior years have been reclassified to conform with the 1998 consolidated financial statement presentation.

NOTE B -- ACQUISITIONS AND DISPOSITIONS

     In the first quarter of 1998, the Company's Industrial Sands segment acquired all of the outstanding common shares of Colorado Silica Sands, Inc. ("Colorado Silica") for $6,127,000 in cash and a $1,067,000 note payable over three years.

     In the second quarter of 1998, the Company acquired for cash all of the outstanding common shares of Global Stone Corporation ("Global Stone"), which formed the Company's new Lime and Limestone business segment. Global Stone has eight operations in the United States and Canada, and is engaged in the mining, production and marketing of lime, chemical limestone and construction aggregate used in a variety of manufacturing processes and industries, including iron and steel, pulp and paper, chemical, environmental, agricultural and construction. The total purchase price was $227,600,000, including the assumption of $54,000,000 of net debt.

     In the second quarter of 1998, the Company also purchased the assets of a limestone operation in Port Inland, Michigan ("Port Inland") for $35,200,000 in cash. The acquisition included inventories, land, mineral reserves, equipment and other tangible property used in the business of mining, processing, marketing and distributing limestone, chemical limestone and construction aggregate. Port Inland is now a part of the Lime and Limestone segment.

     In the third quarter of 1998, the Company's Lime and Limestone segment purchased the assets of Filler Products, Inc. ("Filler Products"), a privately owned producer of chemical limestone in Chatsworth, Georgia, for $24,200,000 in cash. The acquisition included inventories, land, mineral reserves, equipment and other tangible property used in the business of mining, processing, marketing and distributing chemical limestone to the carpet and decorative gardening industries.

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of acquisition. The purchase prices have been allocated, on a preliminary basis, based on estimated fair values at the dates of acquisition. The purchase price allocations will be finalized during 1999 as the asset and liability valuations are completed.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

     The following unaudited pro forma information presents a summary of consolidated results of operations (in thousands, except per share data) for the Company and the acquisitions of Global Stone, Port Inland and Colorado Silica for the years ended December 31, 1998 and 1997 as if the acquisitions had occurred on January 1, 1997. The pro forma adjustments give effect to (i) the amortization of goodwill, (ii) the amortization of the write-up of property and equipment to fair market value, (iii) the interest expense on debt incurred to fund the acquisitions and (iv) the related income tax effects. This unaudited pro forma information (i) assumes that the Company incurred all acquisition related debt as of January 1, 1997, (ii) included operating results for periods of time prior to the Company's ownership and (iii) takes into consideration expense reductions of $1,200,000 during 1998 and $1,600,000 during 1997, principally due to a realized reduction of general and administrative costs. The pro forma results do not necessarily represent results that would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                            1998        1997
                                                          --------    --------
Revenues................................................  $288,000    $283,000
Net Income..............................................     6,300       9,800
Earnings per share -- basic.............................      1.31        2.04
Earnings per share -- assuming dilution.................      1.30        2.03

     In 1997, the Company purchased, for $3,400,000 in cash and notes payable, the assets of two sand operations. These operations screen sand to make specialty grades and sizes and supply certain blended sand and organic mixes for end users, such as golf courses, playgrounds, parks and sports fields. Operating results for these businesses have been included within the Industrial Sands business segment since acquisition, and are not material. Additionally, two self-unloading vessels were purchased for $17,000,000. These vessels have been operated on the Great Lakes under charter, as part of the Company's Marine Transportation fleet for over 20 years.

     In the fourth quarter of 1997, the Company sold its interest in certain coal reserves for $6,000,000 in cash. The sale resulted in a $5,212,000 pretax gain (net gain of $3,388,000 or $0.70 per share, assuming dilution). In 1996, the Company sold an inactive business resulting in a pretax gain of $625,000 (net gain of $625,000 or $0.13 per share, assuming dilution).

NOTE C -- DISCONTINUED OPERATIONS

     In December 1997, the Company decided to divest the assets of its Engineered Materials business segment. Hot top operations were sold in December 1997 and the sale of its metallurgical treatment operations occurred in May 1998. The loss upon disposition of these operations was $1,263,000 (net of an income tax benefit of $807,000 in 1997). No gain or loss was incurred on the sale of discontinued operations in 1998. In December 1996, the Company sold its interest in Eveleth Mines and certain mining equipment for $5,000,000, completing its exit from the iron ore business. The sale of these operations resulted in a gain of $570,000 (net of an income tax benefit of $744,000).

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

     The results of discontinued operations were as follows (in thousands):

                                                             1997       1996
                                                            -------    -------
Net sales.................................................  $30,883    $57,730
Cost of goods sold........................................   27,180     49,703
                                                            -------    -------
Gross margin..............................................    3,703      8,027
Depreciation and amortization.............................    1,691      1,793
Selling, general and administrative expenses..............    3,279      3,379
Loss on sale and shutdown of facilities...................      -0-      1,078
                                                            -------    -------
(Loss) income from operations.............................   (1,267)     1,777
Royalties, management fees and other expense..............      (76)     4,190
                                                            -------    -------
(Loss) income before income taxes.........................   (1,343)     5,967
Income tax (benefit) expense..............................     (501)     2,019
                                                            -------    -------
(Loss) income from discontinued operations................  $  (842)   $ 3,948
                                                            =======    =======

NOTE D -- NET INCOME PER SHARE

     The calculation of net income per share, basic and assuming dilution, follows (in thousands, except per share data):

                                                   1998       1997       1996
                                                  -------    -------    -------
Net income per share -- basic:
  Net income....................................  $12,036    $16,252    $15,557
                                                  =======    =======    =======

  Average number of shares outstanding..........    4,772      4,785      4,876
                                                  =======    =======    =======

  Net income per share -- basic.................  $  2.52    $  3.40    $  3.19
                                                  =======    =======    =======
Net income per share -- assuming dilution:
  Net income....................................  $12,036    $16,252    $15,557
                                                  =======    =======    =======

  Average number of shares outstanding..........    4,772      4,785      4,876
  Dilutive effect of stock plans................       14         31         15
                                                  -------    -------    -------
  Adjusted average number of shares
     outstanding................................    4,786      4,816      4,891
                                                  =======    =======    =======

  Net income per share -- assuming dilution.....  $  2.51    $  3.37    $  3.18
                                                  =======    =======    =======

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTE E -- INCOME TAXES

     Total income taxes from continuing operations differs from the tax computed by applying the U.S. federal corporate income tax statutory rate for the following reasons (in thousands):

                                                     1998      1997       1996
                                                    -------   -------    -------
Income from continuing operations before taxes....  $17,695   $25,576    $12,580
                                                    =======   =======    =======

Income taxes at statutory rate....................  $ 6,193   $ 8,952    $ 4,277
Tax differences due to:
  Percentage depletion............................     (943)   (1,271)    (1,344)
  State income taxes..............................       65       312       (991)
  Officers' life insurance........................     (106)     (410)       (76)
  Goodwill amortization...........................      254       -0-        -0-
  Other...........................................      196      (363)      (325)
                                                    -------   -------    -------
Total income taxes................................  $ 5,659   $ 7,220    $ 1,541
                                                    =======   =======    =======

     The Company received income tax refunds of $1,049,000 and $2,479,000 during 1998 and 1996, respectively. During 1996 the Company received a $1,824,000 state income tax refund for prior tax years, which favorably impacted 1996 state income tax expense. The Company made income tax payments of $3,999,000, $6,161,000, and $1,962,000 during 1998, 1997 and 1996, respectively.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                             1998       1997
                                                            -------    -------
Deferred tax liabilities:
  Tax over book depreciation and amortization.............  $47,401    $29,267
  Pension benefits........................................   10,916      8,949
  Other...................................................    2,379      2,619
                                                            -------    -------
          Total deferred tax liabilities..................   60,696     40,835
Deferred tax assets:
  Postretirement benefits.................................   10,276      9,865
  Coal Act liability......................................    4,689      5,285
  Other...................................................   12,096      7,625
                                                            -------    -------
          Total deferred tax assets.......................   27,061     22,775
                                                            -------    -------
          Net deferred tax liabilities....................  $33,635    $18,060
                                                            =======    =======

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTE F -- LONG-TERM DEBT

     Long-term debt is as follows (in thousands):

                                                             1998       1997
                                                           --------    -------
Senior Credit Facility...................................  $171,000        -0-
Senior Subordinated Notes................................   100,000        -0-
Title XI Ship Financing Bonds............................     7,450    $ 8,700
Term Loans...............................................    16,754     36,250
Capital Leases...........................................    10,317        -0-
Notes Payable............................................     6,545      1,868
Guaranteed ESOP Loans....................................       -0-        715
                                                           --------    -------
                                                            312,066     47,533
Less current portion.....................................     9,506      9,087
                                                           --------    -------
                                                           $302,560    $38,446
                                                           ========    =======

     In the second quarter of 1998, the Company entered into a three-year $215,000,000 revolving credit facility ("Senior Credit Facility") with a group of banks to finance the acquisition of Global Stone, refinance debt and for other general purposes. The variable interest rate on the Senior Credit Facility approximated 7.75% at December 31, 1998. The agreement matures in May 2001, but is renewable annually thereafter at the discretion of the banks. The Company also entered into an agreement for an interim private placement of $100,000,000 ten-year senior subordinated debt ("Senior Subordinated Facility") in connection with the Global Stone acquisition. The interim Senior Subordinated Facility was at a fixed rate of 9.35% at December 31, 1998. The notes under the interim Senior Subordinated Facility were exchanged with the lender on February 1, 1999 for Senior Subordinated Notes. The Senior Subordinated Notes, privately placed with several purchasers, mature in February 2009 and have a fixed interest rate of 10%. The Company incurred $9,397,000 in financing costs associated with the new debt facilities. The financing costs are being amortized over the terms of the respective agreements and are included in Other Assets on the consolidated balance sheet at December 31, 1998.

     The Title XI Ship Financing Bonds related to a first preferred ship mortgage on the M/V Columbia Star and are guaranteed by the U.S. Government under the Federal Ship Financing Program. To facilitate a pledge under the Senior Credit Facility, the bonds were called, at face value, and repaid in January 1999 with additional borrowings under the Senior Credit Facility.

     In 1997, the Company entered into a $17,000,000 fixed rate Term Loan with a bank to finance the acquisition of two Marine Transportation vessels, which had previously been under charter agreements. The Company is required to make semi-annual payments on the Term Loan of $750,000, including interest, through July 14, 2002; $1,350,000 payable semi-annually, including interest, through January 14, 2007 and a final payment of $7,805,000, including interest, on July 14, 2007. The loan is secured by mortgages on the two vessels, which have a net book value of $16,545,000 at December 31, 1998. The Term Loan was amended in 1998 as a result of the Company's increase in debt related to the acquisition of Global Stone. The amendment revised the Term Loan covenants to the same covenants contained in the Senior Credit Facility. In addition, the interest rate was changed from a fixed rate of 7.32% to a semi-variable maximum rate of 8.32% (fixed portion of rate is 7.82%).

     The Company's debt agreements contain various covenants with the most restrictive covenants requiring the Company to maintain a specified level of earnings before interest, taxes, depreciation and amortization (EBITDA), a specified leverage ratio and a limitation on capital distributions. The Company's EBITDA, as defined, was $69,326,000 at December 31, 1998, compared with a minimum specified level of $66,000,000. The Company's leverage ratio, as defined, was 4.5 at December 31, 1998 compared with a maximum of 5.0. The

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

Company's capital distributions, which include payments of dividends and purchases of treasury stock, totaled $4,412,000 compared with a maximum of $5,000,000.

     The Company, in separate agreements which expire in 2000 and 2001, entered into interest rate swap agreements with banks to substitute fixed rates for LIBOR-based variable interest rates on notional amounts totaling $90,000,000 at December 31, 1998. The Company's debt agreement with its bank group requires interest rate protection on fifty percent of its senior secured debt for a period of at least two years. The Company's existing fixed rate senior secured debt fulfills a portion of the fifty-percent protection requirement. The swap agreements limit the effect of increases in the interest rates on any floating rate debt. The differential between fixed and floating rates is recorded as an increase or decrease to interest expense. The effect of these agreements is to limit the Company's interest rate exposure to 7.98% on $90,000,000 of the Senior Credit Facility. As a result of these swap agreements, interest expense was $55,000 greater in 1998 than if the Company had maintained its floating LIBOR pricing. At December 31, 1998, the fair value of the Company's interest rate swaps and long-term debt were liabilities of $903,000 and $307,625,000, respectively.

     Substantially all of the Company's U.S. accounts receivable, inventories and property and equipment, which approximates $346,506,000, secure long-term senior debt of $210,636,000 at December 31, 1998. Long-term debt maturities are $9,506,000 in 1999, $5,376,000 in 2000, $181,020,000 in 2001, $513,000 in 2002,
$1,602,000 in 2003 and $114,049,000 thereafter. The Company made interest payments of $13,593,000, $2,353,000 and $3,117,000 during 1998, 1997, 1996, respectively.

NOTE G -- STOCKHOLDERS' EQUITY

     In 1997, the Company declared a two-for-one split of its common stock in the form of a 100% stock dividend to stockholders of record as of October 10, 1997. This stock split was recorded by a transfer, within stockholders' equity, of $3,626,000 from additional capital to common stock for all periods presented, representing $1.00 par value for each additional share issued.

     The Company's preferred stock is issuable in series and the Board of Directors is authorized to fix the number of shares and designate the terms of each issue. At December 31, 1998 and 1997, 5,000,000 preferred stock shares were authorized. No preferred stock was issued or outstanding at December 31, 1998 and 1997. In 1987, under a Stockholder Rights Plan, as amended, the Company's Board of Directors declared a dividend consisting of one Right for each outstanding share of the Company's common stock. Upon certain "change in control" events, the Rights entitle the holder to purchase one one-hundredth of a share of the Company's Series C $10.00 preferred stock for $130 or one share of the Company's common stock for $2.50, depending on the "change in control" circumstances. The Stockholder Rights Plan, which expires December 18, 2006, should not interfere with any merger or other business combination approved by the Board of Directors, because the Board, at its option, may redeem the Rights at a redemption price of $0.05 per Right.

NOTE H -- COMPANY STOCK PLANS

     The Company's Long-Term Incentive Plan ("Plan"), adopted in 1996, permits grants of stock options, stock appreciation rights, restricted stock and other performance awards. There were 200,000 common shares authorized for awards under the Plan. At the end of 1998, 10,055 shares remain available for grant under the Plan. Included in Additional Capital at December 31, 1998 and 1997 is $902,000 and $655,000, respectively, of obligations under the Plan, representing 38,113 and 31,549 "share units", respectively. Compensation expense under the Plan was $31,000 in 1998, $568,000 in 1997 and $387,000 in 1996. Under the Plan, stock options have been granted to key employees. These options vest ratably over a four-year period and expire 10 years from the date of grant. There have been no stock appreciation rights, restricted stock or performance awards granted under the Plan.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

     In connection with an employment agreement ("Agreement") the Company provided its Chairman, President and Chief Executive Officer ("CEO") with a restricted common stock award, in lieu of compensation. In January 1998, upon the CEO's completion of a $1,000,000 personal investment in the Company's common stock, the Company issued to the CEO 25,744 shares of common stock equal to the number of shares of common stock he acquired. Of the total shares issued, 5,148 became immediately vested and non-forfeitable. The remaining shares are restricted at December 31, 1998 and become vested and non-forfeitable, ratably, on January 1, 1999, 2000, 2001 and 2003, as defined by the Agreement.

     The CEO is entitled to all voting rights and any dividends on the restricted shares. Total compensation expense of $965,000, computed based on the closing market price on the date the stock was issued, is being recognized over the vesting period. Compensation expense related to this award was $386,000 in 1998. Also under the Agreement, the Company granted the CEO an option to acquire 380,174 common shares at an exercise price of $38.00 per share. The option becomes exercisable in whole or in part on January 1, 2001 and expires June 30, 2005.

     In 1998, the Company established a Director Fee Deferral Plan (the "Directors Plan"), which allows non-employee directors of the Company the option of deferring all or part of their fees in the form of "share units" or "deferred cash". Any fees deferred as "share units" will be matched at 25% by the Company in the form of additional "share units". Common stock (100,000 shares) is authorized for distribution under the Directors Plan. At December 31, 1998, $186,000 was included in additional paid-in-capital, representing 5,469 "share units". Expense under the Directors Plan was $186,000 in 1998.

     The following table summarizes the Company's stock option activity and related information. Exercise prices for options outstanding as of December 31, 1998 ranged from $26.00 to $42.13. The weighted-average remaining contractual life of these options is 7.3 years.

                                                             WEIGHTED
                                                             AVERAGE      WEIGHTED
                                                NUMBER OF    EXERCISE     AVERAGE
                                                 SHARES       PRICE      FAIR VALUE
                                                ---------    --------    ----------
Options outstanding, January 1, 1997..........       -0-         -0-
Granted.......................................    48,700      $30.63       $7.06
                                                 -------

Options outstanding, December 31, 1997........    48,700       30.63
Granted -- CEO................................   380,174       38.00       11.36
Granted -- others.............................    97,200       29.51        8.52
Forfeited.....................................    (8,900)      35.79
                                                 -------

Options outstanding, December 31, 1998........   517,174      $35.75
                                                 =======      ======

Options exercisable, December 31, 1998........    10,950      $30.63
                                                 =======      ======

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to continue accounting for stock options at their intrinsic value. Under the alternative fair value method of this SFAS the estimated fair value of the options is amortized to expense over the options' vesting period. Had the fair value method of accounting been applied to the Company's stock option plan, the impact would be as follows:

                  (THOUSANDS OF DOLLARS,
                  EXCEPT PER SHARE DATA)                     1998       1997
                  ----------------------                    -------    -------
Net income, as reported...................................  $12,036    $16,252
Estimated fair value of stock option granted, net of
  taxes...................................................     (306)        (8)
                                                            -------    -------
Net income, as adjusted...................................  $11,730    $16,244
                                                            =======    =======
Net income per share, as adjusted-assuming dilution.......  $  2.45    $  3.37
                                                            =======    =======

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.0%; dividend yields ranging from 2.0%-3.0%; volatility factors of the expected market price of the Company's common shares of 31% and 22% in 1998 and 1997, respectively; and a weighted-average expected life of five years for the options. Since changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE I -- POSTRETIREMENT BENEFITS

     The Company has a number of noncontributory defined benefit pension plans covering certain employees. The plans provide benefits based on the participant's years of service and compensation or state amounts for each year of service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding required by applicable regulations. In addition to pension benefits, the Company provides health care and life insurance for certain retired employees. Substantially all of the Company's employees are eligible for these benefits when they reach normal retirement age. The Company's policy is to fund these postretirement benefit costs principally on a cash basis as claims are incurred. The Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") requires companies that previously mined coal to assume certain health care benefit obligations for retired coal miners and their dependents.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

     A summary of the Company's pension and other benefits, as required by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", is as follows (in thousands)

                                                                   OTHER BENEFITS(2)
                                                       ------------------------------------------
                                                         POSTRETIREMENT
                                PENSION BENEFITS(1)        HEALTH CARE             COAL ACT
                                -------------------    -------------------    -------------------
                                  1998       1997        1998       1997        1998       1997
                                --------   --------    --------   --------    --------   --------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligations at
  beginning of year...........  $ 61,443   $ 54,622    $ 14,976   $ 14,723    $ 13,551   $ 13,914
Service cost..................     1,708      1,114         528        379
Interest cost.................     4,530      4,255       1,276      1,069         909        974
Amendments....................        78
Actuarial loss (gain).........     1,023      6,150       1,751       (113)     (1,423)      (121)
Benefits paid.................    (4,924)    (4,698)     (1,257)    (1,082)     (1,014)    (1,216)
Acquisitions..................     6,671                  3,050
                                --------   --------    --------   --------    --------   --------
Benefit obligations at end of
  year(3).....................    70,529     61,443      20,324     14,976      12,023     13,551

CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year...........   102,934     83,340         103         75
Actual return on plan
  assets......................     6,883     23,196           3          3
Employer contributions........     1,103      1,096          25         25
Benefits paid.................    (4,924)    (4,698)
Acquisitions..................     5,410
                                --------   --------    --------   --------
Fair value of plan assets at
  end of year.................   111,406    102,934         131        103
                                --------   --------    --------   --------

Funded status.................    40,877     41,491     (20,193)   (14,873)    (12,023)   (13,551)
Unrecognized net actuarial
  gain........................   (13,350)   (17,885)     (5,638)    (7,925)
Unrecognized prior service
  cost (credit)...............     1,993      2,213      (1,350)    (1,543)
Unrecognized initial net
  asset.......................    (2,251)    (2,962)
                                --------   --------    --------   --------    --------   --------
Net amount recognized.........  $ 27,269   $ 22,857    $(27,181)  $(24,341)   $(12,023)  $(13,551)
                                ========   ========    ========   ========    ========   ========
AMOUNTS RECOGNIZED IN THE
  BALANCE SHEET CONSIST OF:
  Prepaid benefit cost........  $ 30,151   $ 24,421
  Intangible asset............     1,152        717
                                --------   --------
  Prepaid pension costs.......    31,303     25,138
  Accrued long-term benefit
     liability................    (4,034)    (2,281)   $(27,181)  $(24,341)   $(12,023)  $(13,551)
                                --------   --------    --------   --------    --------   --------
Net amount recognized.........  $ 27,269   $ 22,857    $(27,181)  $(24,341)   $(12,023)  $(13,551)
                                ========   ========    ========   ========    ========   ========

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                  PENSION BENEFITS(1)
                                                                 ---------------------
                                                                    1998          1997
                                                                 ----------       ----
WEIGHTED-AVERAGE ASSUMPTION AS OF DECEMBER 31
Discount rate...............................................     6.50%-7.00%      7.25%
Expected return on plan assets..............................     7.50%-9.00%      9.00%
Rate of compensation increase...............................     4.00%            4.00%
Rate of increases in pension payments.......................     2.50%

                                                                             OTHER BENEFITS(2)
                                                             -------------------------------------------------
                                                             POSTRETIREMENT HEALTH CARE           COAL ACT
                                                             ---------------------------       ---------------
                                                                 1998             1997         1998       1997
                                                             -------------       -------       ----       ----
WEIGHTED-AVERAGE ASSUMPTION AS OF DECEMBER 31
Discount rate...........................................      6.50%-7.00%         7.25%        7.00%      7.00%
Expected return on plan assets..........................      6.00%               6.00%
Rate of compensation increase...........................      3.00%

     For measurement purposes on the Company's U.S. postretirement health care a 7.75% (pre-65) and 5.25% (post-65) annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.0% for 2005 (pre-65) and 2000 (post-65) and remain at that level thereafter. For measurement purposes on the Company's Canadian postretirement health care, a 10.0% annual rate cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 4.5% after five years. The Coal Act's weighted-average annual assumed rate of increase in the health care cost trend rate for 1999 and 1998 is 6.0%.

                                                                   PENSION BENEFITS(1)
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
COMPONENTS OF NET PERIODIC BENEFIT COST (CREDIT)
Service cost................................................  $ 1,708    $ 1,114    $ 1,390
Interest cost...............................................    4,530      4,255      4,246
Expected return on plan assets..............................   (9,659)    (7,831)    (7,361)
Amortization of prior service cost..........................      298        437        250
Amortization of initial net asset...........................     (711)      (711)      (706)
Recognized net actuarial (gain) loss........................     (735)       (37)       278
                                                              -------    -------    -------
Net periodic benefit cost (credit)..........................  $(4,569)   $(2,773)   $(1,903)
                                                              =======    =======    =======

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                   OTHER BENEFITS(2)
                                --------------------------------------------------------
                                POSTRETIREMENT HEALTH CARE             COAL ACT
                                --------------------------    --------------------------
                                 1998      1997      1996      1998      1997      1996
                                ------    ------    ------    -------    -----    ------
COMPONENTS OF NET PERIODIC
  BENEFIT COST (CREDIT)
Service cost..................  $  528    $  379    $  368
Interest cost.................   1,276     1,069     1,059    $   909    $ 974    $  936
Expected return on plan
  assets......................      (6)       (5)       (3)
Amortization of prior service
  cost........................    (192)     (192)     (192)
Recognized net actuarial
  (gain) loss.................    (534)     (404)     (551)    (1,361)    (121)      122
                                ------    ------    ------    -------    -----    ------
Net periodic benefit cost
  (credit)....................  $1,072    $  847    $  681    $  (452)   $ 853    $1,058
                                ======    ======    ======    =======    =====    ======

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                               OTHER BENEFITS(2)
                                            --------------------------------------------------------
                                            POSTRETIREMENT HEALTH CARE             COAL ACT
                                            --------------------------    --------------------------
                                            1% INCREASE    1% DECREASE    1% INCREASE    1% DECREASE
                                            -----------    -----------    -----------    -----------
Effect on total of service and interest
  cost components.........................    $  351         $  (286)       $  116         $   (94)
Effect on postretirement benefits
  obligation..............................     2,788          (2,297)        1,481          (1,197)

---------------

(1) Reflects the combined Pension Plans of the Company

(2) Reflects the Postretirement Health Care, Life Insurance Plans of the Company and benefits required under the 1992 Coal Act. Net periodic benefit cost for the Coal Act declined in 1998 as a result of a decline in the number of beneficiaries assigned to the Company.

(3) Benefit obligations at the end of 1998 include Canadian pension and postretirement health care benefit obligations of $5,561,000 and $3,005,000, respectively.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $10,559,000, $10,514,000 and $7,098,000, respectively, as of December 31, 1998 and $4,346,000, $3,997,000, and $1,722,000, respectively, as of December 31, 1997.

     Pension plan assets include 293,000 shares of the Company's common stock at December 31, 1998. The ending market value and dividends received during the year for these shares were $7,252,000 and $234,000, respectively.

     The Company maintains defined contribution plans for certain employees and, except for the Employee Stock Ownership Plan (ESOP), contributes to these plans based on a percentage of employee contributions. The expense for these plans was $1,533,000, $1,039,000 and $934,000 for 1998, 1997 and 1996, respectively.

     The Company also pays into certain defined benefit multi-employer plans under various union agreements that provide pension and other benefits for various classes of employees. Payments are based upon negotiated contract rates and related expenses totaled $1,166,000, $1,688,000 and $1,915,000 for 1998,
1997, and 1996, respectively.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTE J -- COMMITMENTS AND CONTINGENCIES

     The Company leases various buildings, computers and equipment in addition to a vessel charter in its Marine Transportation fleet. In general, these operating leases are renewable or contain purchase options. The purchase price or renewal lease payment is based on the fair market value of the asset at the date of purchase or renewal. Rental expense was $5,076,000, $3,718,000, and $4,767,000 in 1998, 1997 and 1996, respectively.

     Future minimum payments at December 31, 1998, under non-cancelable operating leases, are $4,199,000 in 1999, $3,790,000 in 2000, $2,675,000 in
2001, $2,532,000 in 2002, $1,804,000 in 2003 and $10,123,000 thereafter.

     The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. Also, in the normal course of business, the Company is involved in various pending or threatened legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters. However, costs incurred to comply with environmental regulations and to settle litigation have not been significant in 1998 and prior years. Although it is possible that the Company's future operating results could be affected by future costs of environmental compliance or litigation, it is management's belief that such costs will not have a material adverse effect on the Company's consolidated financial position.

NOTE K -- INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

     The Company adopted SFAS No. 131, "Disclosure about Segment of an Enterprise and Related Information". The new SFAS requires the Company to provide information about operating segments in annual and quarterly financial statements. It also requires certain related disclosures about products and services, geographic areas and major customers.

     The Company supplies essential natural resources to industrial and commercial customers. Through its three operating segments -- Lime and Limestone, Industrial Sands and Marine Transportation -- the Company serves customers, through a direct sales force, in a wide range of industries, including steel, construction, oil, ceramic, chemical, glass and electric utilities. Founded in 1854, the Company is headquartered in Cleveland, Ohio.

LIME AND LIMESTONE

     The lime and limestone business segment, headquartered in Roswell, Georgia, mines and processes limestone and produces lime, a limestone derivative. This business segment operates nine facilities, primarily in the Eastern U.S. and Canada. Lime is used for water and waste treatment, steel making, flue gas desulfurization, glass production, animal feed, fertilizers, and fillers for plastic, latex, and sealants. Chemical limestone is used in many diverse industrial and agricultural uses, including fiberglass, roofing shingles and animal feed. Limestone is sized and graded for lawn and garden applications as well as for aggregates in construction.

INDUSTRIAL SANDS

     The Industrial Sands business segment, headquartered in Phoenix, Arizona, mines and processes high-purity silica sands at two facilities in Ohio and six facilities in the southwestern U.S. It produces fracturing sands used in oil well drilling; foundry sands for hot-metal die casting; filtration sands; recreational sands for golf courses, playgrounds, athletic fields, and landscaping; industrial sands used as abrasives and for fillers in building materials; and silica flour for fiberglass and ceramic production.

MARINE TRANSPORTATION

     The Marine Transportation business segment, headquartered in Cleveland, Ohio, provides dry bulk transportation between U.S. ports on the Great Lakes. This business segment operates 12 self-unloading vessels. The fleet transports primarily iron ore for integrated steel manufacturers, coal for electric utility companies, and

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
limestone for construction and other purposes. The segment also operates the Cleveland Bulk Terminal at the Port of Cleveland.

     Geographic information for revenues and long-lived assets are as follows (in thousands):

                                                                          LONG-
                                                        REVENUES(1)    LIVED ASSETS
                                                        -----------    ------------
1998
  United States.......................................   $227,129        $361,977
  Canada and other foreign............................     11,723          28,327
                                                         --------        --------
  Consolidated........................................   $238,852        $390,304
                                                         ========        ========
1997
  United States.......................................   $144,348        $181,995
  Canada and other foreign............................        837
                                                         --------        --------
  Consolidated........................................   $145,185        $181,995
                                                         ========        ========
1996
  United States.......................................   $129,298        $169,900
  Canada and other foreign............................        399             187
                                                         --------        --------
  Consolidated........................................   $129,697        $170,087
                                                         ========        ========

---------------

(1) Revenues are attributed to countries based on the location of customers.

     Accounts receivable of $15,694,000 at December 31, 1998 are due from companies in the steel and utilities industries. Credit is extended based on an evaluation of a customer's financial condition, and generally collateral is not required. Credit losses within these industries have not been significant for the three years in the period ended December 31, 1998. There were no customers that exceeded 10% of consolidated net sales and operating revenues in 1998. In prior years, Marine Transportation's operating revenues from two major steel producers and one utility company exceeded 10% of consolidated net sales and operating revenues and are summarized as follows (in thousands):

                                    1997               1996
                                   -------            -------
Customer:
   A...........................    $18,773            $14,008
   B...........................     18,589             15,787
   C...........................     18,245             17,315
                                   -------            -------
                                   $55,607            $47,110
                                   =======            =======

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                  LIME AND     INDUSTRIAL       MARINE        TOTAL     CORPORATE
                                LIMESTONE(3)     SANDS      TRANSPORTATION   SEGMENTS   AND OTHER     CONSOLIDATED
                                ------------   ----------   --------------   --------   ---------     ------------
                                                                  (IN THOUSANDS)
1998
Identifiable assets...........    $226,552      $52,248        $137,969      $416,769   $ 148,855(1)    $565,624
Depreciation, depletion and
  amortization expense........      10,581        3,914           6,252        20,747         128         20,875
Capital expenditures..........       8,322        6,069           4,703        19,094          25         19,119

Net sales and operating
  revenues....................    $ 95,498      $47,800        $ 95,554      $238,852                   $238,852

Income from operations........    $ 11,851      $ 9,465        $ 24,335      $ 45,651   $  (8,616)(2)   $ 37,035
Gain (loss) on disposition of
  assets......................          76          213                           289        (164)           125
Interest expense..............                                                            (19,281)       (19,281)
Interest, dividends and other
  income (expense) -- net.....                                                               (184)          (184)
                                  --------      -------        --------      --------   ---------       --------
Income from continuing
  operations before income
  taxes.......................    $ 11,927      $ 9,678        $ 24,335      $ 45,940   $ (28,245)      $ 17,695
                                  ========      =======        ========      ========   =========       ========
1997
Identifiable assets...........                  $40,928        $143,554      $184,482   $  78,742(1)    $263,224
Depreciation, depletion and
  amortization expense........                    3,150           5,654         8,804         143          8,947
Capital expenditures..........                    4,108          20,234        24,342         212         24,554

Net sales and operating
  revenues....................                  $49,484        $ 95,701      $145,185                   $145,185

Income from operations........                  $11,205        $ 20,547      $ 31,752   $  (7,287)(2)   $ 24,465
Gain on disposition of
  assets......................                      197                           197       5,351          5,548
Interest expense..............                                                             (2,834)        (2,834)
Interest, dividends and other
  income (expense) -- net.....                                                             (1,603)        (1,603)
                                                -------        --------      --------   ---------       --------
Income from continuing
  operations before income
  taxes.......................                  $11,402        $ 20,547      $ 31,949   $  (6,373)      $ 25,576
                                                =======        ========      ========   =========       ========
1996
Identifiable assets...........                  $36,120        $130,125      $166,245   $  68,451(1)    $234,696
Depreciation, depletion and
  amortization expense........                    2,444           8,671        11,115         144         11,259
Capital expenditures..........                    4,540             925         5,465         108          5,573

Net sales and operating
  revenues....................                  $42,583        $ 86,178      $128,761   $     936       $129,697

Income from operations........                  $ 9,747        $  9,087      $ 18,834   $  (7,181)(2)   $ 11,653
Gain on disposition of
  assets......................                       75                            75       3,075          3,150
Interest expense..............                                                             (3,004)        (3,004)
Interest, dividends and other
  income (expense) -- net.....                                                                781            781
                                                -------        --------      --------   ---------       --------
Income from continuing
  operations before income
  taxes.......................                  $ 9,822        $  9,087      $ 18,909   $  (6,329)      $ 12,580
                                                =======        ========      ========   =========       ========

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

---------------

(1) Consists primarily of cash and cash equivalents, marketable securities, prepaid pension costs, goodwill, other assets and net assets of discontinued operations of $15,571,000 and $13,661,000 in 1997 and 1996, respectively.

(2) Includes other operations, net of corporate general and administrative expenses.

(3) Includes the results of operations of Global Stone, Port Inland and Filler Products as of their respective dates of April, May and August 1998.

NOTE L -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 are summarized as follows (in thousands, except per share data):

                                                                   QUARTER ENDED
                                                     -----------------------------------------
                                                     DEC. 31    SEPT. 30    JUNE 30    MAR. 31
                                                     -------    --------    -------    -------
1998
Net sales and operating revenues...................  $74,974    $ 85,845    $63,726    $14,307
Gross profit.......................................   16,234      22,763     16,773      4,248
Net income.........................................    1,127       5,680      5,449       (220)
Per common share:
  Net income (loss) -- basic.......................     0.24        1.19       1.14      (0.05)
  Net income (loss) -- assuming dilution...........     0.24        1.19       1.13      (0.05)

1997
Net sales and operating revenues...................  $43,222    $ 45,602    $43,576    $12,785
Gross profit.......................................    9,165      13,571     10,839      4,242
Income from continuing operations..................    5,989       6,431      5,184        752
Net income.........................................    3,814       6,476      5,109        853
Per common share -- basic:
  Continuing operations............................     1.26        1.35       1.09       0.16
  Net income.......................................     0.80        1.36       1.07       0.18
Per common share -- assuming dilution:
  Continuing operations............................     1.25        1.34       1.08       0.16
  Net income.......................................     0.80        1.35       1.06       0.18

     The sum of per share amounts for the four quarters of 1997 do not equal the annual per share amounts as a result of treasury stock purchases and the effect of stock options granted by the Company.

     Net income for the fourth quarter of 1998 includes $967,000 ($0.20 per share, assuming dilution) as a result of a decline in the number of beneficiaries assigned to the Company under the Coal Act. Fourth quarter 1998 net income includes a $773,000 ($0.16 per share, assuming dilution) charge primarily related to separation benefits that will be paid over a two year period to former Global Stone management.

     Net income for the fourth quarter of 1997 includes $3,388,000 ($0.70 per share, assuming dilution) related to the sale of certain coal reserves. Fourth quarter 1997 net income includes a $1,052,700 ($0.22 per share, assuming dilution) charge related to supplemental retirement benefits for its former Chairman, President and Chief Executive Officer.

ITEM 14(A)3

                                 EXHIBIT INDEX

  SEC
EXHIBIT
  NO.                  DESCRIPTION                                LOCATION**
-------  ---------------------------------------    ---------------------------------------

   2     Agreement and Plan of Merger, dated        Incorporated by reference to Exhibit 2
         March 3, 1999, by and among Oglebay        of the Registrant's Form 8-K filed
         Norton Company, Oglebay Norton Holding     March 19, 1999
         Company, ONCO Investment Company and
         Oglebay Norton Merger Company

   3     (i) Certificate of Incorporation           Incorporated by reference to Exhibit
                                                    4.1 of the Registrant's Form 8-K filed
                                                    March 19, 1999

         (ii) By-laws                               Incorporated by reference to Exhibit
                                                    4.2 of the Registrant's Form 8-K filed
                                                    March 19, 1999

         (iii) Amendment to Bylaws, dated March     Filed herewith as Exhibit 3(iii)
         9, 1999

   4     (a) The Company is a party to
         instruments, copies of which will be
         furnished to the Securities and
         Exchange Commission upon request,
         defining the rights of holders of its
         long-term debt identified in Note F to
         the Consolidated Financial Statements.

         (b) Form of Rights Agreement (including    Incorporated by reference to Exhibit
         first and second amendments)               4(b) of the Registrant's Annual Report
                                                    on Form 10-K for the year ended
                                                    December 31, 1993

         (c) Form of Third Amendment to Rights      Incorporated by reference to Exhibit
         Agreement, dated as of August 31, 1994,    4(c) of Amendment No. 3 to Form 8-A/A,
         between Company and the Rights Agent       filed on September 26, 1994

         (d) Form of Fourth Amendment of Rights     Incorporated by reference to Exhibit
         Agreement, dated as of January 21,         4(d) of Form 8-A/A, filed on January
         1997, between Company and the Rights       21, 1997
         Agent

         (e) Form of Fifth Amendment of Rights      Incorporated by reference to Exhibit
         Agreement, dated as of October 28,         4(e) of Form 8-A/A, filed November 20,
         1998, between Company and the Rights       1998
         Agent

---------------

 * Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.

** As appropriate, indicates filing made by the Registrant's predecessor, ON
   Marine Services Company, a Delaware corporation, formerly known as Oglebay Norton Company.

  SEC
EXHIBIT
  NO.                  DESCRIPTION                                LOCATION**
-------  ---------------------------------------    ---------------------------------------
  10     (a) Agreement with Brent D. Baird          Incorporated by reference to Exhibit
                                                    10(b) of the Registrant's Annual Report
                                                    on Form 10-K for the year ended
                                                    December 31, 1993

         (b) Form of Change-in-Control              Incorporated by reference to Exhibit
         Agreements with Executive Officers and     10(d)(3) of the Registrant's Annual
         key employees*                             Report on Form 10-K for the year ended
                                                    December 31, 1996

         (b)(1) Schedule of Executive Officers      Filed herewith as Exhibit 10(b)(1)
         and key employees with
         Change-in-Control Agreements

         (c) Agreement with John D. Weil            Incorporated by reference to Exhibit
                                                    10(f) of the Registrant's Annual Report
                                                    on Form 10-K for the year ended
                                                    December 31, 1993

         (e) Oglebay Norton Company Long-Term       Incorporated by reference to Exhibit
         Incentive Plan*                            10(h) of the Registrant's Annual Report
                                                    on Form 10-K for the year ended
                                                    December 31, 1995

         (e)(1) Form of Oglebay Norton Company      Incorporated by reference to Exhibit
         Long-Term Incentive Plan stock option      10(f)(1) of the Registrant's Annual
         prospectus supplement, dated October       Report on Form 10-K for the year ended
         29, 1997, between the Company and 10       December 31, 1997
         Executive Officers and 11 key
         employees*

         (e)(2) Form of Oglebay Norton Company      Filed herewith as Exhibit 10(e)(2)
         Long-Term Incentive Plan stock option
         prospectus supplement, dated October
         28, 1998, between the Company and 8
         Executive Officers and 34 key
         employees*

         (f) Amended and Restated Director Stock    Incorporated by reference to Exhibit
         Plan*                                      10(i)(1) of the Registrant's Quarterly
                                                    Report on Form 10-Q for the quarter
                                                    ended September 30, 1997

         (g) Supplemental Savings and Stock         Incorporated by reference to Exhibit
         Ownership Plan*                            10(j) of the Registrant's Annual Report
                                                    on Form 10-K for the year ended
                                                    December 31, 1996

---------------

 * Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.

** As appropriate, indicates filing made by the Registrant's predecessor, ON
   Marine Services Company, a Delaware corporation, formerly known as Oglebay Norton Company.

  SEC
EXHIBIT
  NO.                  DESCRIPTION                                LOCATION**
-------  ---------------------------------------    ---------------------------------------
         (g)(1) First Amendment to Oglebay          Incorporated by reference to Exhibit
         Norton Company Supplemental Savings and    10(j)(1) of the Registrant's Annual
         Stock Ownership Plan*                      Report on Form 10-K for the year ended
                                                    December 31, 1996

         (g)(2) Second Amendment to Oglebay         Incorporated by reference to Exhibit
         Norton Company Supplemental Savings and    10(j)(2) of the Registrant's Annual
         Stock Ownership Plan*                      Report on Form 10-K for the year ended
                                                    December 31, 1996

         (g)(3) Form of Third Amendment to          Incorporated by reference to Exhibit
         Oglebay Norton Company Supplemental        10(h)(3) of the Registrant's Annual
         Savings and Stock Ownership Plan*          Report on Form 10-K for the year ended
                                                    December 31, 1997

         (h) Irrevocable Trust Agreement I*         Incorporated by reference to Exhibit
                                                    10(k) of the Registrant's Annual Report
                                                    on Form 10-K for the year ended
                                                    December 31, 1996

         (i) Irrevocable Trust Agreement II*        Incorporated by reference to Exhibit
                                                    10(l) of the Registrant's Annual Report
                                                    on Form 10-K for the year ended
                                                    December 31, 1996

         (j) Executive Life Insurance Program I     Incorporated by reference to Exhibit
         (Form of letter Agreement)*                10(m) of the Registrant's Annual Report
                                                    on Form 10-K for the year ended
                                                    December 31, 1996

         (k) Executive Life Insurance Program II    Incorporated by reference to Exhibit
         (Program description)*                     10(n) of the Registrant's Annual Report
                                                    on Form 10-K for the year ended
                                                    December 31, 1996

         (l) Oglebay Norton Company Excess and      Incorporated by reference to Exhibit
         TRA Supplemental Benefit Retirement        10(o) of the Registrant's Annual Report
         Plan (January 1, 1991 Restatement)*        on Form 10-K for the year ended
                                                    December 31, 1996

         (l)(1) First Amendment to Oglebay          Incorporated by reference to Exhibit
         Norton Company Excess and TRA              10(o)(1)) of the Registrant's Annual
         Supplemental Benefit Retirement Plan       Report on Form 10-K for the year ended
         (January 1, 1991 Restatement), dated as    December 31, 1996
         of December 15, 1994*

---------------

 * Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.

** As appropriate, indicates filing made by the Registrant's predecessor, ON
   Marine Services Company, a Delaware corporation, formerly known as Oglebay Norton Company.

  SEC
EXHIBIT
  NO.                  DESCRIPTION                                LOCATION**
-------  ---------------------------------------    ---------------------------------------
         (l)(2) Second Amendment to Oglebay         Incorporated by reference to Exhibit
         Norton Company Excess and TRA              10(m)(2) of the Registrant's Annual
         Supplemental Benefit Retirement Plan       Report on Form 10-K for the year ended
         (January 1, 1991 Restatement), dated as    December 31, 1997
         of December 17, 1997*

         (m) Credit Agreement dated of May 15,      Incorporated by reference to Exhibit
         1998 among Oglebay Norton Company, as      10.2 of the Registrant's Quarterly
         Borrower, various financial                Report on Form 10-Q for the quarter
         institutions, as Banks, and KeyBank        ended June 30, 1998
         National Association, as agent

         (m)(1) First Amendment to Credit           Incorporated by reference to Exhibit
         Agreement dated of May 15, 1998 among      10.1 of the Registrant's Quarterly
         Oglebay Norton Company, as Borrower,       Report on Form 10-Q for the quarter
         various financial institutions, as         ended September 30, 1998
         Banks, and KeyBank National
         Association, as agent

         (m)(2) Second Amendment to Credit          Incorporated by reference to Exhibit
         Agreement dated of May 15, 1998 among      10.2 of the Registrant's Quarterly
         Oglebay Norton Company, as Borrower,       Report on Form 10-Q for the quarter
         various financial institutions, as         ended September 30, 1998
         Banks, and KeyBank National
         Association, as agent

         (m)(3) Third Amendment to Credit           Filed herewith as Exhibit 10(m)(3)
         Agreement dated of May 15, 1998 among
         Oglebay Norton Company, as Borrower,
         various financial institutions, as
         Banks, and KeyBank National
         Association, as agent

         (m)(4) Assignment and Assumption           Filed herewith as Exhibit 10(m)(4)
         Agreement dated March 5, 1999 in which
         Registrant assumed the obligations of
         ON Marine Services Company (formerly
         Registrant) under the Credit Agreement
         dated May 15, 1998.

         (n) Annual Incentive Plan (plan            Incorporated by reference to Exhibit
         description)*                              10(q) of the Registrant's Annual Report
                                                    on Form 10-K for the year ended
                                                    December 31, 1996

         (o) Separation Agreement between the       Incorporated by reference to Exhibit
         Company and R. Thomas Green, Jr., dated    10(p) of the Registrant's Annual Report
         as of December 17, 1997*                   on Form 10-K for the year ended
                                                    December 31, 1997

---------------

 * Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.

** As appropriate, indicates filing made by the Registrant's predecessor, ON
   Marine Services Company, a Delaware corporation, formerly known as Oglebay Norton Company.

  SEC
EXHIBIT
  NO.                  DESCRIPTION                                LOCATION**
-------  ---------------------------------------    ---------------------------------------
         (p) Letter Agreement between Company       Incorporated by reference to Exhibit
         and R. Thomas Green, Jr. regarding         10(q) of the Registrant's Annual Report
         deferral of 1997 Annual Incentive          on Form 10-K for the year ended
         Award, dated December 17, 1997*            December 31, 1997

         (q) Employment Agreement between           Incorporated by reference to Exhibit
         Company and John N. Lauer, dated           10(r) of the Registrant's Annual Report
         December 17, 1997*                         on Form 10-K for the year ended
                                                    December 31, 1997

         (r) Supplemental Letter between Company    Incorporated by reference to Exhibit
         and John N. Lauer, dated December 17,      10(s) of the Registrant's Annual Report
         1997*                                      on Form 10-K for the year ended
                                                    December 31, 1997

         (s) Oglebay Norton Company Performance     Incorporated by reference to Exhibit
         Option Agreement between the Company       10(t) of the Registrant's Annual Report
         and John N. Lauer, dated as of December    on Form 10-K for the year ended
         17, 1997*                                  December 31, 1997

         (t) Oglebay Norton Company Special         Incorporated by reference to Exhibit
         Supplemental Retirement Plan, dated as     10(u) of the Registrant's Annual Report
         of December 17, 1997*                      on Form 10-K for the year ended
                                                    December 31, 1997

         (u) Form of Oglebay Norton Company         Incorporated by reference to Exhibit
         Director Fee Deferral Plan, dated as of    10(v) of the Registrant's Annual Report
         February 1, 1998*                          on Form 10-K for the year ended
                                                    December 31, 1997

         (v) Form of Oglebay Norton Company         Incorporated by reference to Exhibit
         Pour-Over Trust, dated as of December      10(w) of the Registrant's Annual Report
         17, 1997*                                  on Form 10-K for the year ended
                                                    December 31, 1997

         (w) Senior Subordinated Increasing Rate    Incorporated by reference to Exhibit
         Notes Note Purchase Agreement dated as     10.3 of the Registrant's quarterly
         of May 15, 1998 Predecessor Registrant,    report filed on form 10-Q for the
         and the Guarantors, and                    quarter ended June 30, 1998
         CIBC/Oppenheimer Corp., as Purchaser

         (w)(1) Indenture, dated as of February     Filed herewith as Exhibit 10(w)(1)
         1, 1999 among Predecessor Registrant,
         the Guarantors and Norwest Bank
         Minnesota, National Association

---------------

 * Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.

** As appropriate, indicates filing made by the Registrant's predecessor, ON
   Marine Services Company, a Delaware corporation, formerly known as Oglebay Norton Company.

  SEC
EXHIBIT
  NO.                  DESCRIPTION                                LOCATION**
-------  ---------------------------------------    ---------------------------------------
         (w)(2) Registration Rights Agreement       Filed herewith as Exhibit 10(w)(2)
         dated as of February 1, 1999, among
         Predecessor Registrant and The
         guarantors and CIBC/ Oppenheimer Corp.

         (w)(3) Supplemental Indenture              Filed herewith as Exhibit 10(w)(3)
         (Assignment and Assumption Agreement),
         dated March 5, 1999 among Registrant,
         Predecessor Registrant and Norwest Bank
         Minnesota, National Association

  13     Report to Stakeholders included in         Filed herewith as Exhibit 13
         package mailed with Annual Report for
         1998 filed on Form 10-K

  21     Subsidiaries of Company                    Filed herewith as Exhibit 21

  23     Consent of Independent Auditors            Filed herewith as Exhibit 23

  27     Financial Data Schedule                    Filed herewith as Exhibit 27

---------------

 * Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.

** As appropriate, indicates filing made by the Registrant's predecessor, ON
   Marine Services Company, a Delaware corporation, formerly known as Oglebay Norton Company.
                                        I-6