Form 10-Q
period 1999-03-31
OGLEBAY NORTON CO /NEW/
filed 1999-05-17
CIK 1082816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





        For Quarter Ended March 31, 1999 Commission File number 000-25651
                          --------------                        ---------

                             OGLEBAY NORTON COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    34-1888342
-------------------------------                   ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


          1100 Superior Avenue     Cleveland, Ohio      44114-2598
        -----------------------------------------------------------
           (address of principal executive offices)     (Zip Code)


         Registrant's telephone number, including area code 216 861-3300
                                                            ------------

                                      None
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   X                            No
                                ----                             ----

Shares of Common Stock outstanding at April 30, 1999: 4,820,966
                                                      ---------

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                      INDEX

                                                                                           PAGE NUMBER
                                                                                           -----------
   PART I.  FINANCIAL INFORMATION
   ------------------------------
   ITEM 1
     Condensed Consolidated Statement of
     Operations (Unaudited) - Three Months
     Ended March 31, 1999 and 1998                                                               3

     Condensed Consolidated Balance
     Sheet (Unaudited) - March 31, 1999 and
     December 31, 1998                                                                           4

     Condensed Consolidated Statement of
     Cash Flows (Unaudited) - Three Months
     Ended March 31, 1999 and 1998                                                               5

     Notes to Condensed Consolidated Financial
     Statements                                                                                  6 - 13

   ITEM 2
     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                                                  14 - 19

   ITEM 3
      Quantitative and Qualitative Disclosures
      About Market Risk                                                                          20


   PART II.  OTHER INFORMATION
   ---------------------------

   ITEM 2
   Changes in Securities and Use of Proceeds                                                     20

   ITEM 4
   Submission of Matters to a Vote of Security Holders                                           20

   ITEM 6
   Exhibits and Reports on Form 8-K                                                              21


                      Part I. Item 1. FINANCIAL INFORMATION
                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months Ended
                                                             March 31
                                                   ----------------------------
                                                       1999             1998
                                                       ----             ----
NET SALES AND OPERATING REVENUES                   $ 45,088,091      14,307,804

COSTS AND EXPENSES
   Cost of goods sold and operating expenses         31,004,049       9,127,720
   Depreciation, depletion and amortization           4,916,570         961,341
   General, administrative and selling expenses       6,220,634       3,765,709
                                                   ------------    ------------
                                                     42,141,253      13,854,770
                                                   ------------    ------------

INCOME FROM OPERATIONS                                2,946,838         453,034

Interest expense                                     (7,338,940)       (780,606)
Other income - net                                      171,985           7,358
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES                             (4,220,117)       (320,214)
Income tax benefit                                   (1,205,000)       (100,000)
                                                   ------------    ------------
NET LOSS                                           $ (3,015,117)   $   (220,214)
                                                   ============    ============


NET LOSS PER SHARE - BASIC                         $       (.63)   $       (.05)
                                                   ============    ============


NET LOSS PER SHARE - ASSUMING DILUTION             $       (.63)   $       (.05)
                                                   ============    ============


DIVIDENDS PER SHARE OF COMMON STOCK                $        .20    $        .20
                                                   ============    ============



See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                  ASSETS
                                                              March 31      December 31
                                                                1999            1998
                                                            ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                 $  2,017,294   $  1,940,410
  Accounts receivable, less reserve for doubtful accounts
  (1999-$1,200,000 1998-$1,194,000)                           31,484,131     36,624,374
  Income tax receivable                                        2,204,904      3,460,026
  Inventories                                                 28,096,194     28,450,091
  Deferred income taxes                                        2,510,745      2,510,745
  Prepaid insurance and other expenses                        12,916,906      5,069,554
                                                            ------------   ------------

TOTAL CURRENT ASSETS                                          79,230,174     78,055,200



PROPERTY AND EQUIPMENT                                       587,133,401    566,194,939
  Less allowances for depreciation,
   depletion and amortization                                222,451,306    218,752,499
                                                            ------------   ------------
                                                             364,682,095    347,442,440


GOODWILL (net of accumulated amortization
   of $3,308,000 in 1999 and $2,370,000 in 1998)              88,377,060     89,262,233


PREPAID PENSION COSTS                                         32,219,134     31,303,221


OTHER ASSETS                                                  19,564,732     19,560,668
                                                            ------------   ------------
TOTAL ASSETS                                                $584,073,195   $565,623,762
                                                            ============   ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              March 31      December 31
                                                                1999           1998
                                                            ------------   -------------
CURRENT LIABILITIES
        Current portion of long-term debt                   $  9,802,931   $  9,506,345
        Accounts payable                                       9,624,964     10,332,250
        Payrolls and other accrued compensation                6,057,484     10,446,352
        Accrued expenses                                      11,311,565     14,908,743
        Accrued interest expense                               2,456,214      5,481,665
        Income taxes payable                                         -0-         68,741
                                                            ------------   ------------
TOTAL CURRENT LIABILITIES                                     39,253,158     50,744,096

LONG-TERM DEBT, less current portion                         334,839,318    302,559,729
POSTRETIREMENT BENEFITS OBLIGATIONS                           27,440,023     27,181,435
OTHER LONG-TERM LIABILITIES                                   21,460,926     22,059,322
DEFERRED INCOME TAXES                                         36,427,456     36,145,768

STOCKHOLDERS' EQUITY
  Common stock, par value $1 per share,
  authorized 10,000,000 shares;
    issued 7,253,332 shares                                    7,253,332      7,253,332
  Additional capital                                           7,902,156      7,480,572
  Retained earnings                                          142,883,882    146,852,300
  Accumulated other comprehensive expense                       (184,145)      (708,549)
                                                            ------------   ------------
                                                             157,855,225    160,877,655
  Treasury stock, at cost - 2,433,566
    and 2,487,901 shares at respective dates                 (33,202,911)   (33,944,243)
                                                            ------------   ------------

                                                             124,652,314    126,933,412
                                                            ------------   ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                     $584,073,195   $565,623,762
                                                            ============   ============

See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                               March   31
                                                                     -----------------------------
                                                                         1999             1998
                                                                         ----             ----
OPERATING ACTIVITIES
  Net loss                                                           $ (3,015,117)   $   (220,214)
  Adjustments to reconcile net loss to
     net cash used for operating activities:
     Depreciation, depletion and amortization                           4,916,570         961,341
     Deferred income taxes                                                299,506          62,000
     Decrease (increase) in prepaid pension costs                         940,554        (867,652)
     Deferred vessel maintenance costs                                 (5,652,930)     (4,570,042)
     Decrease in accounts receivable                                    5,186,888      12,532,170
     Decrease (increase) in inventories                                   368,843        (278,974)
     Decrease in accounts payable                                        (737,057)     (2,973,727)
     Decrease in payrolls and other accrued compensation               (4,794,541)     (4,113,156)
     Decrease in accrued expenses                                      (3,183,121)     (1,474,881)
     Decrease in accrued interest                                      (3,025,451)       (277,462)
     Increase (decrease) in income taxes                                1,189,675        (510,000)
     Operating activities of discontinued operations - net                    -0-       1,833,081
     Other operating activities                                        (3,893,086)       (221,936)
                                                                     ------------    ------------

              NET CASH USED FOR OPERATING ACTIVITIES                  (11,399,267)       (119,452)

INVESTING ACTIVITIES
     Capital expenditures                                              (7,126,331)     (3,447,233)
     Acquisition of businesses                                        (12,597,530)     (4,522,567)
     Proceeds from the disposition of assets                               43,386         817,308
                                                                     ------------    ------------

              NET CASH USED FOR INVESTING ACTIVITIES                  (19,680,475)     (7,152,492)

FINANCING ACTIVITIES
     Payments on long-term debt                                       (22,785,728)       (236,542)
     Additional long-term debt                                         55,280,000             -0-
     Financing costs                                                     (531,458)            -0-
     Payments of dividends                                               (953,301)       (952,154)
     Purchases of treasury stock                                              -0-        (560,868)
                                                                     ------------    ------------

              NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES     31,009,513      (1,749,564)

     Effect of exchange rate changes on cash and cash equivalents         147,113             -0-
                                                                     ------------    ------------

     Increase (decrease) in cash and cash equivalents                      76,884      (9,021,508)

CASH AND CASH EQUIVALENTS, JANUARY 1                                    1,940,410      29,885,922
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, MARCH 31                                  $  2,017,294    $ 20,864,414
                                                                     ============    ============




See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made. Additionally, certain amounts in the prior year have been reclassified to conform with the 1999 condensed consolidated financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2. Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Company's business. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's condensed consolidated financial statements. Actual results could differ from those estimates and assumptions.

3. In the first quarter of 1999, the Company's Lime and Limestone segment acquired the assets of the W.S. Frey Company ("Global Stone Winchester") for $12,088,000 in cash and 50,000 restricted shares of the Company's common stock, issued from treasury, having a value of $1,019,000 at the date of acquisition. Consideration for the acquisition also included aggregate consulting, non-competition and royalty payments of $3,500,000 of which $510,000 was paid at the date of acquisition and the balance is deferred. The addition of the Global Stone Winchester operation is not expected to have a material impact on the results of operations of the Company.

     During 1998 the Company completed the following acquisitions:

          - Purchased all of the outstanding shares of Colorado Silica Sands, Inc. ("Colorado Silica") for a total purchase price of $7,194,000 during the first quarter of 1998.

          - Purchased all of the outstanding common shares of Global Stone Corporation ("Global Stone") for a total purchase price of $227,600,000, including $54,000,000 of net debt during the second quarter of 1998.

          - Purchased substantially all the assets of a limestone operation in Port Inland, Michigan ("Port Inland"), for a total purchase price of $35,200,000 during the second quarter of 1998.

          - Purchased substantially all the assets of Filler Products, Inc. ("Filler Products"), for a total purchase price of $24,200,000 during the third quarter of 1998.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The acquisitions of Global Stone, Port Inland and Filler Products created the Company's Lime and Limestone segment. The assets and results of operations of Colorado Silica are included within the Company's Industrial Sands segment.

     All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from their respective acquisition dates. The purchase prices have been allocated, on a preliminary basis, based on estimated fair values at the dates of acquisition. The purchase price allocations will be finalized during the second quarter of 1999.

     The following unaudited pro forma information presents a summary of consolidated results of operations for the Company and the above acquisitions for the three-month periods ending March 31, 1999 and 1998 as if the acquisitions had occurred on January 1, 1998. The pro forma adjustments give effect to the acquisitions under the purchase method of accounting and (i) the amortization of goodwill, (ii) the amortization of the write-up of mineral reserves and property and equipment to fair market value, (iii) the interest expense on debt incurred to fund the acquisitions and (iv) the related income tax effects. This unaudited pro forma information (i) assumes that the Company incurred all acquisition related debt as of January 1, 1998, (ii) includes operating results for periods of time prior to the Company's ownership and (iii) does not take into consideration any expense reductions. Additionally, the unaudited pro forma information does not reflect any other events that may occur in the future.

                                                        Three Months Ended March 31
                                                 -----------------------------------------
                                                    1999                           1998
                                                    ----                           ----
                                                 (In thousands, except earnings per share)

         Net sales and operating revenues         $47,200                         $48,800
         Net Loss                                  (3,200)                         (3,300)
         Earnings per share - basic                 (0.66)                          (0.69)
         Earnings per share - assuming dilution     (0.66)                          (0.68)
         EBITDA                                     8,300                           8,200
         EBITDA margin                                 18%                             17%

                           (EBITDA is defined as income before (i) income taxes, (ii) interest, (iii) depreciation, depletion and amortization. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). EBITDA should not be considered as a substitute for net income or other income financial information prepared in accordance with GAAP or as a measure of profitability or liquidity. The Company's definition of EBITDA may not be comparable to that of other companies.)

     The unaudited pro forma financial information for the first quarter of 1999 includes actual operating results for the Company's business segments. Operating results for the segments are detailed in the operating segment information included in Note 4 to the Condensed Consolidated Financial Statements. Marine Services and Industrial Sands 1999 first quarter operating results were unfavorably affected by lower tonnage hauled and continued softness in oilfield demand, respectively, as further described in Item 2 in the Results of Operations section of Management's Discussion and Analysis. Lime and Limestone's 1999 first quarter operating results were impacted by an interruption in shipments to a major customer in Detroit, Michigan due to the customer's production outage.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     On May 15, 1998, the Company sold the assets of its Engineered Materials metallurgical treatment operations for $14,573,000, which included a cash payment of $3,650,000 and notes receivable of $10,923,000. As of March 31, 1999, $6,286,000 relating to these notes is included primarily within other assets on the condensed consolidated balance sheet. The Engineered Materials segment was classified as a discontinued operation at December 31, 1997.

4. The following table sets forth the reconciliation of the Company's net loss to its comprehensive loss (in thousands):

                                                         Three Months Ended
                                                              March  31
                                                     ------------------------
                                                       1999             1998
                                                       ----             ----
         Net loss                                    $(3,015)          $(220)

         Other comprehensive expense:
              Foreign currency
                  translation adjustments               (184)            -0-
                                                     -------           -----

         Comprehensive loss                          $(3,199)          $(220)
                                                     =======           =====

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



          The calculation of net loss per share follows (in thousands, except per share data):


                                                         Three Months Ended
                                                             March  31
                                                     --------------------------
                                                       1999              1998
                                                       ----              ----
         NET LOSS PER SHARE-BASIC:

         Net loss                                    $(3,015)           $ (220)
                                                     =======            ======

         Average number of
           shares outstanding                          4,791             4,767
                                                     =======            ======

         Net loss per share-basic                    $  (.63)           $ (.05)
                                                     =======            ======

                                                         Three Months Ended
                                                               March  31

                                                       1999              1998
                                                       ----              ----
         NET LOSS PER SHARE-
              ASSUMING DILUTION:

         Net loss                                    $(3,015)           $ (220)
                                                     =======            ======

         Average number of shares
           outstanding                                 4,791             4,767
         Dilutive effect of stock plans                   13                17
                                                     -------            ------

         Adjusted average number of
           shares outstanding                          4,804             4,784
                                                     =======            ======

         Net loss per share-assuming
           dilution                                  $  (.63)           $ (.05)
                                                     =======            ======

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company supplies essential natural resources to industrial and commercial customers. Through its three operating segments --- Lime and Limestone, Marine Services and Industrial Sands - the Company serves customers, through a direct sales force, in a wide range of industries, including steel, construction, oil, ceramic, chemical, glass and electric utilities.

     The following table sets forth the operating segment information as of and for the three months ended March 31, 1999 and 1998 (in thousands):

                                   Lime and      Marine     Industrial      Total    Corporate and
                                   Limestone     Services       Sands       Segments      Other       Consolidated
                                   ---------     -------       -----       --------      -----       ------------
1999
Identifiable assets                $ 227,488    $ 136,513    $  53,625    $ 417,626    $ 166,447       $ 584,073
Depreciation, depletion and
    amortization expense               3,705           21        1,154        4,880           37           4,917
Capital expenditures                   4,765        1,498          784        7,047           79           7,126

Net sales and operating revenues   $  32,040    $   2,577    $  10,471    $  45,088                    $  45,088

Income (loss) from operations      $   2,800    $      24    $   1,381    $   4,205    $  (1,258)      $   2,947
Interest expense                                                                          (7,339)         (7,339)
Other income- net                                                   22           22          150             172
                                   ---------    ---------    ---------    ---------    ---------       ---------
Income (loss) before
   income taxes                    $   2,800    $      24    $   1,403    $   4,227    $  (8,447)      $  (4,220)
                                   =========    =========    =========    =========    =========       =========


1998
Identifiable assets                             $ 137,648    $  51,503    $ 189,151    $  67,198       $ 256,349
Depreciation, depletion and
    amortization expense                               14          916          930           31             961
Capital expenditures                                2,331        1,100        3,431           16           3,447

Net sales and operating revenues                $   3,108    $  11,200    $  14,308                    $  14,308

Income (loss) from operations                   $     544    $   1,732    $   2,276    $  (1,823)      $     453
Interest expense                                                                            (781)           (781)
Other income - net                                                  16           16           (8)              8
                                                ---------    ---------    ---------    ---------       ---------
Income (loss) before
   income taxes                                 $     544    $   1,748    $   2,292    $  (2,612)      $    (320)
                                                =========    =========    =========    =========       =========

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

5. The Company's domestic subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of the Senior Subordinated Notes. The guarantees are full, unconditional and joint and several. Separate financial statements of these guarantor subsidiaries are not presented as management has determined that they would not be material to investors.

   Certain of the Company's subsidiaries are not guarantors of the Senior Subordinated Notes. These subsidiaries were principally acquired through the Global Stone acquisition on May 22, 1998. Summarized consolidating financial information for the Company and the combined guarantor subsidiaries and the non-guarantor subsidiaries as of and for the three months ended March 31, 1999 is presented below. The amounts presented are based on the preliminary purchase price allocations using estimated fair values at the dates of acquisition. The purchase price allocations will be finalized during the first quarter of 1999.


INCOME STATEMENT DATA
(in thousands)                                          Three Months Ended March 31, 1999
                                                -----------------------------------------------------
                                                   Parent
                                                Company and
                                                  Combined
                                                 Guarantor    Non -Guarantor                  Total
                                                Subsidiaries   Subsidiaries    Eliminations  Company
                                                ------------   ------------    ------------  -------
NET SALES AND OPERATING REVENUES                  $ 41,220       $  3,868                   $ 45,088

COSTS AND EXPENSES
   Cost of goods sold and operating expenses        28,159          2,845                     31,004
   Depreciation, depletion and amortization          4,545            372                      4,917
   General, administrative and selling expenses      6,113            112       $     (5)      6,220
                                                  --------       --------       --------    --------

INCOME FROM OPERATIONS                               2,403            539              5       2,947

Interest expense                                    (7,339)           (31)            31      (7,339)
Other income- net                                      208                           (36)        172
                                                  --------       --------       --------    --------

(LOSS) INCOME BEFORE TAXES                          (4,728)           508                     (4,220)

Income tax benefit                                  (1,205)                                   (1,205)
                                                  --------       --------       --------    --------

NET (LOSS) INCOME                                 $ (3,523)      $    508       $      -    $ (3,015)
                                                  ========       ========       ========    ========

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)


BALANCE SHEET DATA
(in thousands)                                                    March 31, 1999
                                               ---------------------------------------------------------
                                                 Parent
                                               Company and
                                                Combined
                                                Guarantor    Non -Guarantor                      Total
                                               Subsidiaries   Subsidiaries   Eliminations       Company
                                               ------------   ------------   ------------       -------
CURRENT ASSETS:
   Cash and cash equivalents                    $   1,513      $     504                       $   2,017
   Accounts receivable, net                        28,568          2,916                          31,484
   Income taxes receivable                          2,205                                          2,205
   Inventories                                     27,271            825                          28,096
   Deferred income taxes                            1,532            979                           2,511
   Prepaid insurance and other expenses            12,743            174                          12,917
   Due from affiliates                             24,939                      $ (24,939)             --
                                                ---------      ---------       ---------       ---------
TOTAL CURRENT ASSETS                               98,771          5,398         (24,939)         79,230

PROPERTY AND EQUIPMENT, NET                       336,327         28,355                         364,682
GOODWILL, NET                                      88,377                                         88,377
PREPAID PENSION COSTS                              32,219                                         32,219
OTHER ASSETS                                       19,565                                         19,565
INVESTMENT IN SUBSIDIARIES                          8,476         10,094         (18,570)           --
                                                ---------      ---------       ---------       ---------
TOTAL ASSETS                                    $ 583,735      $  43,847       $ (43,509)      $ 584,073
                                                =========      =========       =========       =========

CURRENT LIABILITIES:
   Current portion of long-term debt            $   8,190      $   1,613                       $   9,803
   Accounts payable                                 7,764          1,861                           9,625
   Payrolls and other accrued compensation          5,691            367                           6,058
   Accrued expenses                                11,283             29                          11,312
   Accrued interest expense                         2,456                                          2,456
   Due to affiliates                                 --           24,939       $ (24,939)           --
                                                ---------      ---------       ---------       ---------
TOTAL CURRENT LIABILITIES                          35,384         28,809         (24,939)         39,254

LONG-TERM DEBT, LESS CURRENT PORTION              332,296          2,543                         334,839
POSTRETIREMENT BENEFITS OBLIGATION                 23,421          4,019                          27,440
OTHER LONG-TERM LIABILITIES                        21,461                                         21,461
DEFERRED INCOME TAXES                              36,427                                         36,427

STOCKHOLDERS' EQUITY                              134,746          8,476         (18,570)        124,652
                                                ---------      ---------       ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 583,735      $  43,847       $ (43,509)      $ 584,073
                                                =========      =========       =========       =========

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (Continued)


CASH FLOW DATA
(in thousands)                                                  Three Months Ended March 31, 1999
                                                    ------------------------------------------------------
                                                       Parent
                                                    Company and
                                                      Combined
                                                      Guarantor   Non -Guarantor                    Total
                                                     Subsidiaries  Subsidiaries    Eliminations    Company
                                                     ------------  ------------    ------------    -------
NET CASH (USED FOR) PROVIDED BY
    OPERATING ACTIVITIES                              $(11,450)      $  1,271       $ (1,220)      $(11,399)

INVESTING ACTIVITIES:
   Capital expenditures                                 (6,090)        (1,036)                       (7,126)
   Acquisition of businesses                           (12,598)                                     (12,598)
   All other investing activities                           43                                           43
                                                      --------       --------       --------       --------
NET CASH USED FOR INVESTING ACTIVITIES                 (18,645)        (1,036)          --          (19,681)

FINANCING ACTIVITIES:
   Payments on long-term debt                          (22,490)          (296)                      (22,786)
   Additional long-term debt                            55,280                                       55,280
   All other financing activities                       (1,484)                                      (1,484)
                                                      --------       --------       --------       --------
NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                                31,306           (296)          --           31,010

Effect of exchange rate changes on cash                   --              147                           147
                                                      --------       --------       --------       --------

Increase (decrease) in cash and cash equivalents         1,211             86         (1,220)            77

CASH AND CASH EQUIVALENTS, JANUARY 1, 1999               1,522            418                         1,940
                                                      --------       --------       --------       --------

CASH AND CASH EQUIVALENTS, MARCH 31, 1999             $  2,733       $    504       $ (1,220)      $  2,017
                                                      ========       ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Management's Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the
Company: (1) unfavorable weather conditions; (2) fluctuations in oil prices; (3) a decline in steel production; (4) changes in the demand for the Company's products or services due to changes in technology; (5) Great Lakes and Mid-Atlantic construction activity; (6) a slowdown in the California economy and population growth rates in the Southwestern United States; (7) labor unrest; (8) the loss or bankruptcy of major customers; (9) year 2000 software conversion failures of vendors, suppliers and customers; and (10) changes in environmental laws.

                  Due to the seasonal nature of certain aspects of the Company's business, the operating results and cash flows for the quarter ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

                               FINANCIAL CONDITION
                               -------------------

                  In the first quarter of 1999, the Company's Lime and Limestone segment acquired the assets of the W.S. Frey Company ("Global Stone Winchester") for $12,088,000 in cash and 50,000 restricted shares of the Company's common stock, issued from treasury, having a value of $1,019,000 at the date of acquisition. Consideration for the acquisition also included aggregate consulting, non-competition and royalty payments of $3,500,000 of which $510,000 was paid at the date of acquisition and the balance is deferred. In the same period of 1998, the Company purchased the outstanding shares of Colorado Silica Sand, Inc. ("Colorado Silica") for $7,194,000, of which $4,523,000 was paid in cash.

                  The Company's operating activities used cash of $11,399,000 in the first quarter of 1999 compared with $119,000 used in the same period in 1998. The decline in operating cash flows resulted primarily from an increase in interest paid in the first quarter of 1999 compared to the same quarter in 1998. The Company made interest payments of $9,599,000 and $1,054,000 in the first quarter of 1999 and 1998, respectively, of which $5,482,000 and $691,000 was accrued at December 31, 1998 and 1997, respectively. Cash provided by the collection of Marine Services' accounts receivable declined $3,584,000 in the first quarter of 1999. The decline was principally the result of an extended sailing season experienced by the fleet due to favorable weather conditions and strong customer demand at the end of 1997 compared with the end of 1998. Great Lakes marine transportation activities are limited for most of the first quarter in each year. Cash used for Marine Services' winter vessel maintenance program increased to $5,653,000 in the first quarter of 1999 compared with $4,570,000 in 1998. The operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

                         -------------------------------

                  Capital expenditures totaled $7,126,000 in the first quarter of 1999 compared with $3,447,000 for the same period in 1998. Expenditures in the first quarter of 1999 and 1998 included Marine Services vessel inspection costs of $357,000 and $1,444,000, respectively. The increase in expenditures in 1999 relates to businesses acquired after the first quarter of 1998, as capital expenditures in the Lime and Limestone business segment totaled $4,765,000 for the first quarter 1999. With the acquisition of Global Stone Winchester, capital expenditures for 1999 are now expected to approximate $26,700,000.

                  In the first quarter of 1999 the Company's Senior Credit Facility was increased from $215,000,000 to $232,000,000, and the Company borrowed an additional $32,494,000, net of long-term debt payments. The additional debt was used to fund the Global Stone Winchester acquisition as well as working capital requirements. The interest rate on the Senior Credit Facility, which approximated 7.7% at March 31, 1999, is based on LIBOR interest rates, plus an applicable margin. The Company made long-term debt payments of $237,000 in the first quarter of 1998.

                  The Company's notes under an interim Senior Subordinated Facility were exchanged with the lender on February 1, 1999 for Senior Subordinated Notes. The Senior Subordinated Notes, privately placed with several purchasers, mature in February 2000 and have a fixed interest rate of 10%. The Company paid $531,000 of financing costs in the first quarter of 1999 related to the exchange and private placement of these notes.

                  The Company declared a dividend of $.20 per share in both the first quarter of 1999 and 1998. Dividends paid were $953,000 in the first quarter of 1999 compared with $952,000 for the same quarter in 1998. The Company purchased, and placed in treasury, 14,666 shares of its common stock for $561,000 in the first quarter of 1998. There was no common stock purchased in the first quarter of 1999.

                  Anticipated cash flows from operations and current financial resources are expected to meet the Company's needs during the remainder of 1999. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the lowest possible cost.

                              RESULTS OF OPERATIONS
                              ---------------------

                  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1998


                  The Company's net sales and operating revenues of $45,088,000 in the first quarter of 1999 more than tripled compared to net sales and operating revenues of $14,308,000 for the same quarter in 1998. Income from operations for the first quarter of 1999 was $2,947,000 compared with $453,000 for the same quarter in 1998. The Company reported a net loss of $3,015,000 ($0.63 per share - assuming dilution) for the first quarter of 1999, compared with net loss of $220,000 ($0.05 per share - assuming dilution) for the same period in 1998. The increases in net sales and operating revenues and income from operations can be primarily attributed to the acquisitions completed after the first quarter of 1998. The increased net loss is the result of interest expense on borrowings to fund the acquisitions. Interest expense increased to $7,339,000 in the first quarter of 1999, compared with $781,000 for the same quarter in the prior year.

                  Operating results of the Company's business segments for the first quarter ended March 31, 1999 and 1998 are discussed below.


Net Sales and Operating Revenues
--------------------------------

                  Lime and Limestone. Net sales for the Company's Lime and Limestone segment totaled $32,040,000 for the first quarter of 1999. All acquisitions which formed this segment were completed subsequent to the first quarter of 1998.

                  Marine Services. Operating revenues for the Company's Marine Services segment totaled $2,577,000 for the first quarter of 1999 compared with $3,108,000 for the first quarter of 1998. The 1998 sailing season opened under favorable weather conditions on the Great Lakes, providing an opportunity for an early start to the season. Tonnage hauled in the first quarter of 1999 was 835,000 tons compared with 1,084,000 tons in the first quarter of 1998.

                  Industrial Sands. Net sales for the Company's Industrial Sands segment decreased by $729,000 or 7%, to $10,471,000 for the first quarter of 1999, compared with $11,200,000 for the same period of 1998. The decline in net sales is attributable to decreased shipments, principally due to softness in oil prices and related oilfield demand. Accordingly, the demand for frac sands provided by the Brady, Texas operations declined. The overall decrease in net sales and tonnage was partially offset by the strong performance of the segment's Orange County, California operations and a full quarter of operations from Colorado Silica which was acquired in March 1998.

                        ---------------------

                  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1998



Cost of Goods Sold and Operating Expenses
-----------------------------------------

                  Lime and Limestone. Cost of goods sold for the Lime and Limestone segment totaled $22,494,000, or 70% of net sales, for the first quarter of 1999.

                  Marine Services. Operating expenses for the Marine Services segment totaled $1,679,000 for the three months ended March 31, 1999, compared with $1,758,000 for the same period in 1998, a decrease of $79,000, or 5%. Operating expenses as a percentage of operating revenues increased to 65% in the first quarter of 1999 compared with 57% during the first quarter of 1998. The percentage increase in operating expenses is a result of the lower tonnage carried by the Marine Services fleet and fewer trips on the more efficient, 1000-foot vessels in the first quarter of 1999 compared with the same quarter in 1998.

                  Industrial Sands. As a result of the overall decrease in volumes, cost of goods sold for the Industrial Sands segment decreased $508,000, or 7%, to $6,831,000 for the first quarter of 1999 from $7,339,000 for the same period in 1998. Cost of goods sold as a percentage of net sales were comparable at 65% for the first quarter of 1999 compared with 66% for the same quarter of 1998.

Depreciation, Depletion and Amortization
----------------------------------------

                  Primarily as a result of the 1998 acquisitions, depreciation, depletion and amortization expense increased to a level of $4,917,000 for the first quarter of 1999 compared with $961,000 for the same period of 1998.

General, Administrative and Selling Expenses
--------------------------------------------

                  As a result of the 1998 acquisitions, total general, administrative and selling expenses increased $2,455,000 to $6,221,000 for first quarter of 1999 compared with $3,766,000 for the same period of 1998. Primarily as a result of the 1998 acquisitions, the percentage of general, administrative and selling expenses to total net sales and operating revenues declined to 14% in the first quarter of 1999 compared with 26% in the first quarter of 1998. Also, corporate general, administrative and selling expenses declined in the first quarter of 1999 compared with the first quarter of 1998 by $565,000 despite the acquisitions.

                        ---------------------

                  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1998


Income From Operations
----------------------

                  Lime and Limestone. The Lime and Limestone segment contributed $2,800,000 to income from operations for the first quarter of 1999.

                  Marine Services. The Company's Marine Services segment had income from operations of $24,000 for the first quarter of 1999 compared with operating income of $544,000 for the first quarter of 1998. The reduction in operating income was the result of a 23% reduction in tonnage shipped in the first quarter of 1999, without realizing a similar reduction in operating expenses, as previously described.

                  Industrial Sands. Income from operations for the Industrial Sands segment declined $351,000 to $1,381,000 for the first quarter of 1999 compared with $1,732,000 for the same period of 1998. The decline in income from operations was principally the result of reduced oil field demand for frac sand supplied by the Brady, Texas operations, partially offset by the increased demand at the Orange County operations and a full quarter of operations at Colorado Silica.

                  Corporate and Other. Certain cost of goods sold and general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other operations recognized a loss from operations of $1,258,000 in the first quarter of 1999, which was $565,000 less than the $1,823,000 operating loss for the first three months of 1998. The reduction in operating loss was primarily the result of a decrease in the Company's net cost for its defined benefit pension plans in the first quarter of 1999 compared with 1998.

Other
-----

                  Interest expense for the first quarter of 1999 increased $6,558,000 to $7,339,000 in the first quarter of 1999 compared with $781,000 for the same period of 1998. The increase in interest expense is principally the result of increased debt levels and the amortization of financing costs related to the previously discussed acquisitions.


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

         The Company has reviewed and assessed its information system hardware, business system software, production system hardware and other systems and technology used in its business operations. Based on this review and assessment, the Company believes that the majority of its internal systems are Year 2000 compliant and that any non-compliance will not have a material adverse effect on the Company. The Company expects to complete its internal Year 2000 remediation efforts in the third quarter of 1999 with the implementation of a new order processing system for both the Industrial Sands and Lime and Limestone business segments.

         As part of its Year 2000 program, the Company has also made efforts to determine and assess the Year 2000 compliance status of third parties with which it does business. During 1997, the Company sent a detailed questionnaire to its customers, suppliers, financial institutions and others to obtain information relating to the status of such third parties with respect to Year 2000 issues. Of the total questionnaires sent out, 90% of these third parties have returned their questionnaires to the Company. The Company is following up on the balance of the questionnaires not returned. Based upon its review of the returned questionnaires, the Company does not believe that it will experience material disruption of its operations as a result of third parties' Year 2000 noncompliance. In addition, since sending the questionnaires, the Company has maintained ongoing correspondence with its suppliers regarding Year 2000 issues and placed particular emphasis on determining the Year 2000 readiness of its critical suppliers.

         Due to the uncertainties associated with Year 2000 problems, the Company has developed a contingency plan to use manual entry in its accounting and order entry system in the event that its business or operations are disrupted as of January 1, 2000.

         The Company currently expects to incur total expenditures approximating $250,000 in connection with its Year 2000 remediation efforts. To date, the Company has incurred approximately $80,000 in expenses relating to its Year 2000 issues and expects to incur an additional $170,000 during the remainder of 1999. The Company believes that the cost of its remediation will not have a material impact on the Company's consolidated results of operations or financial condition.

         The date which the Company believes it will complete its Year 2000 compliance efforts and the expenses related to the Company's Year 2000 compliance efforts are management's best estimates, which are based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. A specific factor that might cause such material differences is the ability to locate and correct all relevant computer codes. In addition, there can be no assurances that the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company's financial instruments that are sensitive to changes in interest rates was disclosed in the Form 10-K filed by the Company on March 29, 1999. The information disclosed has not changed materially in the interim period since December 31, 1998.



PART II.  OTHER INFORMATION
---------------------------


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------


         c) On March 18, 1999, the Company issued 50,000 restricted shares of its Common Stock, par value $1 per share, as part of the consideration for the Company's purchase of real property on which the seller mined and processed limestone and manufactured lime. The restricted shares were issued in a transaction not involving any public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and based on representations made by the seller as to the seller's knowledge and experience in financial matters. The purchase agreement pursuant to which the restricted shares were issued prohibits, except for certain limited circumstances, the transfer of the shares for a two-year period beginning on the March 18, 1999 closing date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On April 28, 1999, the Company held its 1999 Annual Meeting of Stockholders at which time John N. Lauer was elected a director in the Class of 2002. The other directors of the company whose terms continue are M.E. Bank, W.G. Bares, J.T. Bartlett, A.C. Bersticker, W.G. Pryor, and J.D. Weil. There were no other issues considered at the meeting. Voting for the election of Mr. Lauer as a director was as follows:


                      For:                          4,191,979
                      Against:                      0
                      Abstentions:                  194,968
                      Broker Non-Votes:             377,630

Proxies were solicited on behalf of the Company by Georgesson and Company, as set forth in the Company's definitive proxy statement dated March 23, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
(a)    Exhibits

         (2) Plan of Reorganization to form Delaware       Incorporated by reference rom Exhibit 2 of the
         Holding Company                                   Company's Form 8-K filed on March 26, 1999

         (3) (I) Articles of Incorporation                 Incorporated  by reference from Exhibit 4.1 of the
                                                           Company's Form 8-K filed on March 26, 1999

         (3)(ii) By-laws                                   Incorporated by reference from Exhibit 4.2 of the
                                                           Company's Form 8-K filed on March 26, 1999


 (b) On March 26, 1999, the Company filed a report on Form 8-K with respect to its reorganization into a Delaware holding company.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    OGLEBAY NORTON COMPANY


DATE:  May 17, 1999                 By:    /s/ David H. Kelsey
                                        -------------------------------------
                                                   David H. Kelsey
                                                Vice President and
                                              Chief Financial Officer
                                             On behalf of the Registrant
                                              and as Principal Financial
                                               and Accounting Officer