Form 10-Q
period 1999-06-30
OGLEBAY NORTON CO /NEW/
filed 1999-08-16
CIK 1082816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended June 30, 1999 Commission File number 000-25651
                          -------------                        ---------


                             OGLEBAY NORTON COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                            34-1888342
--------------------------------             ----------------------------------
(State or other jurisdiction of              (I.R.S. Employer incorporation or
         organization)                              Identification No.)


1100 Superior Avenue              Cleveland, Ohio                  44114-2598
-------------------------------------------------------------------------------
      (address of principal executive offices)                     (Zip Code)


         Registrant's telephone number, including area code 216 861-3300
                                                            ------------
                                      None
-------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


          Yes  X                                   No
             ----                                    ----

Shares of Common Stock outstanding at July 31, 1999: 4,864,381
                                                    ------------

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                      INDEX



PART I. FINANCIAL INFORMATION                                       PAGE NUMBER
ITEM 1
   Condensed Consolidated Statement of
   Operations (Unaudited) - Three Months
   Ended June 30, 1999 and 1998 and Six
   Months Ended June 30, 1999 and 1998                                        3

   Condensed Consolidated Balance
   Sheet (Unaudited) - June 30, 1999 and
   December 31, 1998                                                          4

   Condensed Consolidated Statement of
   Cash Flows (Unaudited) - Six Months
   Ended June 30, 1999 and 1998                                               5

   Notes to Condensed Consolidated Financial
   Statements                                                            6 - 15

ITEM 2
   Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations                                                           16 - 24

ITEM 3
   Quantitative and Qualitative Disclosures
   About Market Risk                                                         25



PART II. OTHER INFORMATION
--------------------------

ITEM 4
    Submission of Matters to a Vote of Security Holders                      25

ITEM 6
    Exhibits and Reports on Form 8-K                                         25

                      PART I. ITEM 1. FINANCIAL INFORMATION
                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                               Three Months Ended                       Six Months Ended
                                                                      June 30                                 June 30
                                                          ---------------------------           -----------------------------
                                                            1999              1998                1999                1998
                                                            ----              ----                ----                ----

NET SALES AND OPERATING REVENUES                     $  86,656,695       $  63,726,211       $ 131,744,786       $  78,034,015

COSTS AND EXPENSES
   Cost of goods sold and operating expenses            56,657,041          41,836,165          87,661,090          50,963,885
   Depreciation, depletion and amortization              8,068,403           5,426,130          12,984,973           6,387,471
   General, administrative and selling expenses          5,636,932           4,833,558          11,857,566           8,599,267
                                                     -------------       -------------       -------------       -------------
                                                        70,362,376          52,095,853         112,503,629          65,950,623
                                                     -------------       -------------       -------------       -------------

INCOME FROM OPERATIONS                                  16,294,319          11,630,358          19,241,157          12,083,392

Interest expense                                        (7,982,316)         (3,666,629)        (15,321,256)         (4,447,235)
Other (expense) income - net                               (87,530)           (279,534)             84,455            (272,176)
                                                     -------------       -------------       -------------       -------------


INCOME BEFORE INCOME TAXES                               8,224,473           7,684,195           4,004,356           7,363,981
Income taxes                                             2,347,000           2,235,000           1,142,000           2,135,000
                                                     -------------       -------------       -------------       -------------

NET INCOME                                           $   5,877,473       $   5,449,195       $   2,862,356       $   5,228,981
                                                     =============       =============       =============       =============

NET INCOME PER SHARE - BASIC                         $        1.21       $        1.14       $        0.59       $        1.09
                                                     =============       =============       =============       =============

NET INCOME PER SHARE - ASSUMING DILUTION             $        1.21       $        1.13       $        0.59       $        1.08
                                                     =============       =============       =============       =============

DIVIDENDS PER SHARE OF COMMON STOCK                  $         .20       $         .20       $         .40       $         .40
                                                     =============       =============       =============       =============




See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                  ASSETS
                                                                   JUNE 30           DECEMBER 31
                                                                     1999                 1998
                                                                 -------------       -------------
CURRENT ASSETS
  Cash and cash equivalents                                      $     738,540       $   1,940,410
  Accounts receivable (net of reserve for doubtful accounts
  of $1,234,000 in 1999 and $1,194,000 in 1998)                     41,264,513          36,624,374
  Income tax receivable                                              1,546,439           3,460,026
  Inventories                                                       25,670,947          28,450,091
  Deferred income taxes                                              2,510,745           2,510,745
  Prepaid insurance and other expenses                              13,027,819           5,069,554
                                                                 -------------       -------------
TOTAL CURRENT ASSETS                                                84,759,003          78,055,200



PROPERTY AND EQUIPMENT                                             549,994,469         566,194,939
  Less allowances for depreciation,
   depletion and amortization                                      215,718,684         218,752,499
                                                                 -------------       -------------
                                                                   334,275,785         347,442,440


GOODWILL (net of accumulated amortization
   of $3,720,000 in 1999 and $2,370,000 in 1998)                    64,829,684          89,262,233



PREPAID PENSION COSTS                                               33,799,371          31,303,221

NET ASSETS HELD FOR SALE                                            60,000,000                 -0-

OTHER ASSETS                                                        18,303,078          19,560,668
                                                                 -------------       -------------

TOTAL ASSETS                                                     $ 595,966,921       $ 565,623,762
                                                                 =============       =============



LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   JUNE 30           DECEMBER 31
                                                                     1999                 1998
                                                                 -------------       -------------
CURRENT LIABILITIES
  Current portion of long-term debt                              $   2,744,927       $   9,506,345
  Accounts payable                                                   8,177,135          10,332,250
  Payrolls and other accrued compensation                            4,992,473          10,446,352
  Accrued expenses                                                  13,703,092          14,908,743
  Accrued interest expense                                           5,665,593           5,481,665
  Income taxes payable                                                     -0-              68,741
                                                                 -------------       -------------
TOTAL CURRENT LIABILITIES                                           35,283,220          50,744,096

LONG-TERM DEBT, less current portion                               347,412,150         302,559,729
POSTRETIREMENT BENEFITS OBLIGATIONS                                 25,661,834          27,181,435
OTHER LONG-TERM LIABILITIES                                         20,263,055          22,059,322
DEFERRED INCOME TAXES                                               36,390,420          36,145,768

STOCKHOLDERS' EQUITY
  Common stock, par value $1 per share,
   authorized 10,000,000 shares;
   issued 7,253,332 shares                                           7,253,332           7,253,332
  Additional capital                                                 8,719,042           7,480,572
  Retained earnings                                                147,797,161         146,852,300
  Accumulated other comprehensive income (loss)                        241,400            (708,549)
                                                                 -------------       -------------
                                                                   164,010,935         160,877,655
  Treasury stock, at cost - 2,413,058
    and 2,487,901 shares at respective dates                       (33,054,693)        (33,944,243)

                                                                 -------------       -------------

                                                                   130,956,242         126,933,412
                                                                 -------------       -------------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                           $ 595,966,921       $ 565,623,762
                                                                 =============       =============





See notes to condensed consolidated financial statements

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Six Months Ended
                                                                                    June 30
                                                                        -------------------------------
                                                                           1999                  1998
                                                                           ----                  ----

OPERATING ACTIVITIES
  Net income                                                           $   2,862,356       $   5,228,981
  Adjustments to reconcile net income to
     net cash used for operating activities:
     Depreciation, depletion and amortization                             12,984,973           6,387,471
     Loss (gain) on disposition of assets                                      3,357             (44,436)
     Deferred income taxes                                                   998,506             152,239
     Increase in prepaid pension costs                                    (2,496,150)         (2,182,971)
     Deferred vessel maintenance costs                                    (5,923,943)         (4,817,837)
     Increase in accounts receivable                                     (10,190,277)         (5,482,472)
     Increase in inventories                                                (110,335)           (910,426)
     Increase (decrease) in accounts payable                               1,180,380          (2,176,898)
     Decrease in payrolls and other accrued compensation                  (3,342,945)         (2,344,767)
     (Decrease) increase in accrued expenses                              (1,431,286)          1,308,627
     Increase (decrease) in accrued interest                                 183,928          (1,260,341)
     Increase in income taxes                                                710,815           1,019,090
     Other operating activities                                           (1,108,385)           (232,418)
                                                                       -------------       -------------
              NET CASH USED FOR OPERATING ACTIVITIES                      (5,679,006)         (5,356,158)

INVESTING ACTIVITIES
     Capital expenditures                                                (16,555,074)         (7,391,580)
     Acquisition of businesses                                           (13,366,551)       (216,134,868)
     Other                                                                     6,680           7,007,598
                                                                       -------------       -------------
              NET CASH USED FOR INVESTING ACTIVITIES                     (29,914,945)       (216,518,850)

FINANCING ACTIVITIES
     Additional long-term debt                                            98,905,000         242,000,000
     Repayments of long-term debt                                        (62,086,602)        (21,055,637)
     Financing costs                                                        (746,970)         (5,914,488)
     Payments of dividends                                                (1,917,494)         (1,905,921)
     Purchases of treasury stock                                            (319,025)           (560,868)
                                                                       -------------       -------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                   33,834,909         212,563,086

     Effect of exchange rate changes on cash and cash equivalents            557,172                 -0-
                                                                       -------------       -------------

     Decrease in cash and cash equivalents                                (1,201,870)         (9,311,922)

CASH AND CASH EQUIVALENTS, JANUARY 1                                       1,940,410          29,885,922
                                                                       -------------       -------------

CASH AND CASH EQUIVALENTS, JUNE 30                                     $     738,540       $  20,574,000
                                                                       =============       =============




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

3. In the second quarter of 1999, the Company announced that it had reached an agreement in principle to sell the stock of its Global Stone Detroit Lime Company and Global Stone Ingersoll Ltd. subsidiaries to Carfin S. A., a Belgian corporation that is a member of the Carmeuse Group. The transaction was divided with the sale of Global Stone Detroit Lime Company completed on August 12, 1999. The sale of Global Stone Ingersoll Ltd., is in the renew process with Canadian Competition Law Division and is expected to close in the third quarter of 1999. The agreed upon combined sale price is $62,000,000 and the net proceeds are expected to be $60,000,000 after working capital adjustments and closing costs.

         In the first quarter of 1999, the Company's Lime and Limestone segment acquired the assets of the W.S. Frey Company ("Global Stone Winchester") for $12,088,000 in cash and 50,000 restricted shares of the Company's common stock, issued from treasury, having a guaranteed value of $1,500,000. Consideration for the acquisition also included aggregate consulting, non-competition and royalty payments of $3,500,000 of which $510,000 was paid at the date of acquisition with the balance being deferred. The addition of the Global Stone Winchester operation is not expected to have a material impact on the results of operations of the Company.

         During 1998 the Company completed the following acquisitions ("1998 Acquisitions"):

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

         The following unaudited pro forma information presents a summary of consolidated results of operations for the Company and the above acquisitions for the three-month and six-month periods ending June 30, 1999 and 1998 as if the acquisitions had occurred on January 1, 1998. The pro forma adjustments give effect to the acquisitions under the purchase method of accounting and (i) the amortization of goodwill,
         (ii) the amortization of the write-up of mineral reserves and property and equipment to fair market value, (iii) the interest expense on debt incurred to fund the acquisitions and (iv) the related income tax effects. This unaudited pro forma information (i) assumes that the Company incurred all acquisition related debt as of January 1, 1998,
         (ii) includes operating results for periods of time prior to the Company's ownership and (iii) does not take into consideration any subsequent expense reductions. Additionally, the unaudited pro forma information does not reflect any other events that may occur in the future.

                                                          THREE MONTHS ENDED
                                                               JUNE 30
                                                          --------------------
                                                          1999         1998
                                                          ----         ----
                                                         (IN THOUSANDS, EXCEPT
                                                           EARNINGS PER SHARE)
Net sales and operating revenues                       $  86,700     $  86,100
Net Income                                                 5,900           500
Net Income per share - basic                                1.21          0.10
Net Income per share - assuming dilution                    1.21          0.10
EBITDA                                                    24,500        17,500
EBITDA margin                                                 28%           20%


                                                          SIX  MONTHS ENDED
                                                                JUNE 30
                                                         ----------------------
                                                           1999          1998
                                                           ----          ----
                                                         (IN THOUSANDS, EXCEPT
                                                          EARNINGS PER SHARE)
Net sales and operating revenues                       $ 133,900     $ 134,900
Net Income (loss)                                          3,000        (2,800)
Net Income (loss) per share - basic                         0.62         (0.58)
Net Income (loss) per share - assuming dilution             0.61         (0.57)
EBITDA                                                    32,800        25,700
EBITDA margin                                                 25%           19%

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                  (EBITDA is defined as income before (i) income taxes, (ii) interest, (iii) depreciation, depletion and amortization. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). EBITDA should not be considered as a substitute for net income or other financial information prepared in accordance with GAAP or as a measure of profitability or liquidity. The Company's definition of EBITDA may not be comparable to that of other companies.)

         The unaudited pro forma financial information for the second quarter and first six months of 1999 and 1998 include actual operating results for the Company's business segments. Operating results for the segments are detailed in the operating segment information included in Note 4 to the Condensed Consolidated Financial Statements. Lime and Limestone's 1998 second quarter operating results were unfavorably affected by higher general and administrative expenses, including $2,360,000 of takeover defense costs. In 1999 there are no defense costs and general and administrative expenses have been reduced by office shutdowns and cost containments.

         On May 15, 1998, the Company sold the assets of its Engineered Materials metallurgical treatment operations for $14,573,000, which included a cash payment of $3,650,000 and notes receivable of $10,923,000. Through June 30, 1999 $5,012,000 has been collected on this note receivable, leaving $5,911,000 representing these notes included primarily within other assets on the condensed consolidated balance sheet. The Engineered Materials segment was classified as a discontinued operation at December 31, 1997.

4. The following table sets forth the reconciliation of the Company's net income to its comprehensive income (in thousands):

                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30            JUNE 30
                                             1999      1998      1999      1998
                                             ----      ----      ----      -----
Net income                                  $5,877    $5,449    $2,862    $5,229

Other comprehensive income:
          Foreign currency
              translation adjustments          425       -0-       950       -0-
                                            ------    ------    ------    ------

Comprehensive income                        $6,302    $5,449    $3,812    $5,229
                                            ======    ======    ======    ======

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




         The calculation of net income per share follows (in thousands, except per share data):

                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                   JUNE 30          JUNE 30
                                            ------------------  -----------------
                                             1999      1998      1999     1998
                                             ----      ----      ----     ----
Net income per share-basic:
---------------------------
Net income                                  $5,877    $5,449    $2,862    $5,229
                                            ======    ======    ======    ======

Average number of
          shares outstanding                 4,846     4,775     4,818     4,777
                                            ======    ======    ======    ======

Net income per share-basic                  $ 1.21    $ 1.14    $ 0.59    $ 1.09
                                            ======    ======    ======    ======



                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                   JUNE 30          JUNE 30
                                            ------------------  -----------------
                                             1999      1998      1999     1998
                                             ----      ----      ----     ----
Net income per share-assuming dilution:

Net income                                  $5,877    $5,449    $2,862    $5,229
                                            ======    ======    ======    ======

Average number of shares  outstanding        4,846     4,775     4,818     4,777
   Dilutive effect of stock  plans              14        35        14        43
                                            ------    ------    ------    ------

Adjusted average number of shares
  outstanding                                4,860     4,810     4,832     4,820
                                            ======    ======    ======    ======
Net income per share-
       assuming dilution                    $ 1.21    $ 1.13    $ 0.59    $ 1.08
                                            ======    ======    ======    ======

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


         The following table sets forth the operating segment information as of and for the three months ended June 30, 1999 and 1998 (in thousands):


                                 LIME AND      MARINE       INDUSTRIAL     TOTAL    CORPORATE AND
                                LIMESTONE     SERVICES        SANDS      SEGMENTS       OTHER       CONSOLIDATED
                                ---------     --------        -----      --------       -----       ------------

1999
Identifiable assets            $ 224,996     $ 146,203     $  56,082    $ 427,281    $ 168,686     $ 595,967
Depreciation, depletion and
amortization expense               4,648         2,223         1,156        8,027           41         8,068
Capital expenditures               6,045         2,357           948        9,350           79         9,429

Net sales and
   operating revenues          $  43,998     $  29,870     $  12,789    $  86,657                  $  86,657

Income (loss)
   from operations             $   7,549     $   7,126     $   2,522    $  17,197    $    (903)    $  16,294
Interest expense                                                                        (7,982)       (7,982)
Other expense- net                                                                         (88)          (88)
                               ---------     ---------    ---------    ---------     ---------     ---------

Income (loss) before
income taxes                   $   7,549     $   7,126     $   2,522    $  17,197    $  (8,973)    $   8,224
                               =========     =========    =========    =========     =========     =========

1998
Identifiable assets            $ 213,011     $ 147,707     $  53,811    $ 414,529    $ 148,914     $ 563,443
Depreciation,
   depletion and
   amortization expense            2,316         2,171           908        5,395           31         5,426
Capital expenditures               1,277         1,207         1,459        3,943            2         3,945

Net sales and
   operating revenues          $  19,141     $  31,608     $  12,977    $  63,726                  $  63,726

Income (loss)
   from operations             $   2,591     $   7,719     $   2,622    $  12,932    $  (1,302)    $  11,630
Interest expense                                                                        (3,667)       (3,667)
Other (expense) income- net           (3)                         33           30         (309)         (279)
                               ---------     ---------    ---------    ---------     ---------     ---------

Income (loss) before
   income taxes                $   2,588     $   7,719     $   2,655    $  12,962    $  (5,278)    $   7,684
                               =========     =========    =========    =========     =========     =========

                           OGLEBAY NORTON COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         The following table sets forth the operating segment information as of and for the six months ended June 30, 1999 and 1998 (in thousands):


                                          LIME AND       MARINE      INDUSTRIAL      TOTAL    CORPORATE AND
                                          LIMESTONE     SERVICES        SANDS      SEGMENTS       OTHER       CONSOLIDATED
                                          ---------     --------     ----------    --------   -------------  -------------
1999
Identifiable assets                       $ 224,996     $ 146,203    $    56,082   $ 427,281    $  168,686     $  595,967
Depreciation, depletion and
amortization expense                          8,353         2,244          2,310      12,907            78         12,985
Capital expenditures                         10,810         3,855          1,732      16,397           158         16,555

Net sales and
   operating revenues                    $   76,038      $ 32,447    $    23,260   $ 131,745                   $  131,745

Income (loss)
   from operations                       $   10,349     $   7,150   $      3,903  $   21,402   $    (2,161)   $    19,241
Interest expense                                                                                   (15,321)       (15,321)
Other income- net                                                             22          22            62             84
                                         ----------   -----------    -----------  ----------     ---------      ---------

Income (loss) before
income taxes                             $   10,349     $   7,150    $     3,925  $   21,424    $  (17,420)   $     4,004
                                         ==========     =========    ===========  ==========    ==========    ===========

1998
Identifiable assets                        $213,011     $ 147,707    $    53,811   $ 414,529    $  148,914      $ 563,443
Depreciation,
   depletion and
   amortization expense                       2,316         2,185          1,824       6,325            62          6,387
Capital expenditures                          1,277         3,538          2,559       7,374            18          7,392

Net sales and
   operating revenues                     $  19,141    $   34,716     $   24,177  $   78,034                    $  78,034

Income (loss)
   from operations                       $    2,591   $     8,263    $     4,353  $   15,207     $  (3,124)     $  12,083
Interest expense                                                                                    (4,447)        (4,447)
Other (expense) income- net                      (3)                          48          45          (317)          (272)
                                         ----------   -----------    -----------  ----------     ---------      ---------

Income (loss) before
   income taxes                          $    2,588   $     8,263    $     4,401  $   15,252     $  (7,888)     $   7,364
                                         ==========   ===========    ===========  ==========     ==========     =========

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. The Company's domestic subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of the Company's Senior Subordinated Notes. The guarantees are full, unconditional and joint and several.

         One of the Company's subsidiaries is not a guarantor of the Senior Subordinated Notes. Separate financial statements of this non-guarantor subsidiary is not presented as management has determined that it would not be material to investors. This subsidiary was acquired through the Global Stone acquisition on May 22, 1998. Summarized consolidating financial information for the Company and the combined guarantor subsidiaries and the non-guarantor subsidiary as of and for the three months and six months ended June 30, 1999 is presented below.

                 OGLEBAY NORTON COMPANY AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



INCOME STATEMENT DATA
(in thousands)                                                       THREE MONTHS ENDED JUNE 30, 1999
                                                     ------------------------------------------------------------
                                                         PARENT
                                                      COMPANY AND
                                                       COMBINED
                                                      GUARANTOR       NON -GUARANTOR                       TOTAL
                                                     SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS      COMPANY
                                                    ---------------   -------------  ---------------- ---------------
NET SALES AND OPERATING REVENUES                    $  82,553         $   4,104                            $  86,657

COSTS AND EXPENSES
   Cost of goods sold and operating expenses           54,010             2,647                               56,657
   Depreciation, depletion and amortization             7,635               434                                8,069
   General, administrative and selling expenses         5,518               119         $                      5,637
                                                    ---------         ---------         ---------------    ---------

INCOME FROM OPERATIONS                                 15,390               904                               16,294

Interest expense                                       (7,982)              (29)                     29       (7,982)
Other income- net                                         (59)                                      (29)         (88)
                                                    ---------         ---------         ---------------    ---------

INCOME BEFORE INCOME TAXES                              7,349               875                                8,224

Income taxes (benefit)                                  2,422               (75)                               2,347

                                                    ---------         ---------         ---------------    ---------
NET INCOME                                          $   4,927         $     950         $             0    $   5,877
                                                    =========         =========         ===============    =========


                                                                   SIX MONTHS ENDED JUNE 30, 1999
                                                     ------------------------------------------------------------
                                                         PARENT
                                                      COMPANY AND
                                                       COMBINED
                                                      GUARANTOR       NON -GUARANTOR                       TOTAL
                                                     SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS      COMPANY
                                                    ---------------   -------------  ---------------- ---------------

NET SALES AND OPERATING REVENUES                    $ 123,773         $   7,972                            $ 131,745

COSTS AND EXPENSES
   Cost of goods sold and operating expenses           82,168             5,493                               87,661
   Depreciation, depletion and amortization            12,179               806                               12,985
   General, administrative and selling expenses        11,632               231         $            (5)      11,858
                                                    ---------         ---------         ---------------    ---------

INCOME FROM OPERATIONS                                 17,794             1,442                       5       19,241

Interest expense                                      (15,321)              (60)                     60      (15,321)
Other income- net                                         149                                       (65)          84
                                                    ---------         ---------         ---------------    ---------

INCOME BEFORE INCOME TAXES                              2,622             1,382                                4,004

Income taxes (benefit)                                  1,217               (75)                               1,142

                                                    ---------         ---------         ---------------    ---------
NET INCOME                                          $   1,405         $   1,457         $             0    $   2,862
                                                    =========         =========         ===============    =========

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


BALANCE SHEET DATA
(in thousands)                                                                            JUNE 30, 1999
                                                          -----------------------------------------------------------------------
                                                              PARENT
                                                             COMPANY AND
                                                             COMBINED
                                                              GUARANTOR        NON -GUARANTOR                         TOTAL
                                                            SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS      COMPANY
                                                          -----------------  ------------------  --------------------------------
CURRENT ASSETS
   Cash and cash equivalents                               $           739      $                                    $       739
   Accounts receivable, net                                         41,264                                                41,264
   Income taxes receivable                                           1,546                                                 1,546
   Inventories                                                      25,671                                                25,671
   Deferred income taxes                                             2,511                                                 2,511
   Prepaid insurance and other expenses                             13,028                                                13,028
   Due from affiliates                                                                  (3,012)    $     3,012
                                                          -----------------  ------------------  --------------  ----------------
TOTAL CURRENT ASSETS                                                84,759              (3,012)          3,012            84,759

PROPERTY AND EQUIPMENT, NET                                        334,276                                               334,276
GOODWILL, NET                                                       64,830                                                64,830
PREPAID PENSION COSTS                                               33,799                                                33,799
NET ASSETS HELD FOR SALE                                            33,889              26,111                            60,000
OTHER ASSETS                                                        18,303                                                18,303
INVESTMENT IN SUBSIDIARIES                                          23,099                             (23,099)

                                                          -----------------  ------------------  --------------  ----------------
TOTAL ASSETS                                               $       592,955      $       23,099     $   (20,087)      $   595,967
                                                          =================  ==================  ==============  ================

Current Liabilities:
   Current portion of long-term debt                       $         2,745      $                                        $ 2,745
   Accounts payable                                                  8,177                                                 8,177
   Payrolls and other accrued compensation                           4,992                                                 4,992
   Accrued expenses                                                 13,703                                                13,703
   Accrued interest expense                                          5,666                                                 5,666
                                                          -----------------  ------------------  --------------  ----------------
TOTAL CURRENT LIABILITIES                                           35,283                                                35,283

LONG-TERM DEBT, LESS CURRENT PORTION                               347,412                                               347,412
POSTRETIREMENT BENEFIT OBLIGATIONS                                  25,662                                                25,662
OTHER LONG-TERM LIABILITIES                                         20,263                                                20,263
DEFERRED INCOME TAXES                                               36,391                                                36,391

STOCKHOLDERS' EQUITY                                               127,944              23,099     $   (20,087)          130,956
                                                          -----------------  ------------------  --------------  ----------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                    $       592,955      $       23,099     $   (20,087)      $   595,967
                                                          =================  ==================  ==============  ================

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CASH FLOW DATA
(in thousands)                                                                      SIX MONTHS ENDED JUNE 30, 1999
                                                          -----------------------------------------------------------------------
                                                               PARENT
                                                             COMPANY AND
                                                               COMBINED
                                                              GUARANTOR        NON -GUARANTOR                         TOTAL
                                                            SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS      COMPANY
                                                          -----------------  ------------------  --------------  ----------------
NET CASH (USED FOR) PROVIDED BY
    OPERATING ACTIVITIES                                          $ (5,641)            $ 1,379        $ (1,417)         $ (5,679)

INVESTING ACTIVITIES:
   Capital expenditures                                            (14,241)             (2,314)                          (16,555)
   Acquisition of businesses                                       (13,367)                                              (13,367)
   All other investing activities                                        7                                                     7
                                                          -----------------  ------------------  --------------  ----------------
NET CASH USED FOR INVESTING ACTIVITIES                             (27,601)             (2,314)                          (29,915)

FINANCING ACTIVITIES
   Repayments on long-term debt                                    (62,047)                (40)                          (62,087)
   Additional long-term debt                                        98,905                                                98,905
   All other financing activities                                   (2,982)                                               (2,982)
                                                          -----------------  ------------------  --------------  ----------------
NET CASH PROVIDED BY (USED FOR)
    FINANCING ACTIVITES                                             33,876                 (40)                           33,836

Effect of exchange rate changes on cash                                                    557                               557
                                                          -----------------  ------------------  --------------  ----------------

Increase (decrease) in cash and cash equivalents                       634                (418)         (1,417)           (1,201)

CASH AND CASH EQUIVALENTS, JANUARY 1, 1999                           1,522                 418                             1,940
                                                          -----------------  ------------------  --------------  ----------------

CASH AND CASH EQUIVALENTS, JUNE 30, 1999                           $ 2,156             $     0        $ (1,417)            $ 739
                                                          =================  ==================  ==============  ================

                                       15

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

         Due to the seasonal nature of certain aspects of the Company's business, the operating results and cash flows for the first six months of the year are not necessarily indicative of the results to be expected for the full year.

                               FINANCIAL CONDITION
                               -------------------

         In the first six months of 1999, the Company's Lime and Limestone segment acquired the assets of the W.S. Frey Company ("Global Stone Winchester") for $12,088,000 in cash and 50,000 restricted shares of the Company's common stock, issued from treasury, having a guaranteed value of $1,500,000 at the date of acquisition. Consideration for the acquisition also included aggregate consulting, non-competition and royalty payments of $3,500,000 of which $510,000 was paid at the date of acquisition and the balance is deferred. In the same period of 1998, the Company purchased all of the outstanding common shares of Global Stone Corporation ("Global Stone") for a total purchase price of $227,600,000, including $54,000,000 of net debt, purchased all the assets of a limestone operation in Port Inland, Michigan ("Port Inland"), for a total purchase price of $35,200,000, and purchased all the outstanding shares of Colorado Silica Sand, Inc. ("Colorado Silica") for $7,194,000, of which $4,523,000 was paid in cash with the remainder becoming a note payable.


         The Company's operating activities used cash of $5,679,000 in the first half of 1999 compared with $5,356,000 used in the same period in 1998. The increase in operating cash used resulted primarily from an increase in interest paid in the first half of 1999 compared to the same period in 1998. The Company made interest payments of $13,713,000 and $2,548,000 in the first six months of 1999 and 1998, respectively. Cash provided by the collection of Marine
Services' accounts receivable declined $5,182,000 in the first six months of 1999. The decline was principally the result of an extended 1997 sailing season experienced by the fleet due to favorable weather conditions and strong customer demand at the end of 1997 compared with the end of 1998, as well as slightly reduced operating revenues in the first half of 1999 compared with 1998. These reductions in operating cash flow were substantially offset by the $32,311,000 in income produced before interest expense, taxes, and depreciation, depletion and amortization ("EBITDA") in the first six months of 1999 compared with $18,199,000 in the first six months of 1998. The operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

                         -------------------------------

         Capital expenditures totaled $16,555,000 in the first six months of 1999 compared with $7,392,000 for the same period in 1998. Expenditures in the first half of 1999 and 1998 included Marine Services vessel inspection costs of $577,000 and $2,279,000, respectively. The increase in expenditures in 1999 relates to businesses acquired after the first quarter of 1998, as capital expenditures in the Lime and Limestone business segment totaled $10,810,000 in the first half of 1999 compared with $1,277,000 in 1998. With the acquisition of Global Stone Winchester, capital expenditures for 1999 are now expected to approximate $28,000,000.

         In the first six months of 1998 the Company had proceeds of $7,008,000 from the disposition of assets, of which $6,934,000 related to the sale of the Engineered Materials business. Proceeds from the disposition of assets in the first half of 1999 were minimal.

         In the first six months of 1999 the Company's Senior Credit Facility was increased from $215,000,000 to $232,000,000, and the Company borrowed an additional $36,818,000, net of long-term debt payments. The additional debt was used to fund the Global Stone Winchester acquisition as well as working capital requirements. The interest rate on the Senior Credit Facility, which approximated 7.7% at June 30, 1999, is based on LIBOR interest rates, plus an applicable margin. The Company borrowed $242,000,000 ($142,000,000 on the Senior Credit Facility and $100,000,000 under the Senior Subordinated Facility) in the first half of 1998 to finance the Global Stone and Port Inland acquisitions, and to pay off a $19,250,000 Term Loan.

         The Company's notes under an interim Senior Subordinated Facility were exchanged with the lender on February 1, 1999 for Senior Subordinated Notes. The Senior Subordinated Notes, privately placed with several purchasers, mature in February 2009 and have a fixed interest rate of 10%. The Company paid $747,000 of financing costs in the first six months of 1999 related to the exchange and private placement of these notes. For the initial placement of the Senior Subordinated Notes and Senior Credit Facility, the Company paid $5,914,000 of financing costs during the first six months of 1998.

         The Company declared a dividend of $0.40 per share in both the first six months of 1999 and 1998. Dividends paid were $1,917,000 in the first half of 1999 compared with $1,906,000 for the same six months in 1998. The Company purchased, and placed in treasury, 13,723 shares of its common stock for $319,000 in the first six months of 1999 compared with 14,666 shares of its common stock for $561,000 in the first half of 1998.

         Anticipated cash flows from operations and current financial resources are expected to meet the Company's needs during the remainder of 1999. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the lowest possible cost.

                              RESULTS OF OPERATIONS
                              ---------------------

                   SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1998

         The Company's net sales and operating revenues of $131,745,000 in the first six months of 1999 increased 69% compared to net sales and operating revenues of $78,034,000 for the same period in 1998. Income from operations for the first six months of 1999 increased 59% to $19,241,000 compared with $12,083,000 for the same period in 1998. The Company reported net income of $2,862,000 ($0.59 per share - assuming dilution) for the first six months of 1999, compared with net income of $5,229,000 ($1.08 per share - assuming dilution) for the same period in 1998. The increases in net sales and operating revenues and income from operations can be primarily attributed to the acquisitions completed after the first quarter of 1998. The decrease in net income is the result of interest expense on borrowings to fund the acquisitions. Interest expense increased to $15,321,000 in the first half of 1999, compared with $4,447,000 for the same period in the prior year.

         Operating results of the Company's business segments for the first six months ended June 30, 1999 and 1998 are discussed below.

NET SALES AND OPERATING REVENUES

         Lime and Limestone: Net sales for the Company's Lime and Limestone segment totaled $76,038,000 for the first six months of 1999 compared with $19,141,000 in the first six months of 1998. The increase in sales is the result of the 1998 Global Stone, Port Island, Filler Products, Inc. ("Filler Products"), and W.S Frey Company ("Global Stone Winchester") acquisitions ("Lime and Limestone Acquisitions.") The largest portion of the Lime and Limestone segment, Global Stone, was acquired in late May, 1998. Port Inland was also acquired in the second quarter of 1998. Both the Winchester and Filler Products acquisitions were completed subsequent to June 30, 1998.

         Marine Services: Operating revenues for the Company's Marine Services segment totaled $32,447,000 for the first six months of 1999, a 7% decline compared with $34,716,000 for the first half of 1998. The decline in operating revenues resulted primarily from reduced tonnage shipped. The 1998 sailing season opened under favorable weather conditions on the Great Lakes providing an opportunity for an early start to the season. Tonnage hauled in the first quarter of 1999 was 835,000 tons compared with 1,084,000 tons in the first quarter of 1998. Other factors reducing 1999 first half revenues included lower water levels and fewer second quarter sailing days.

         Industrial Sands: Net sales for the Company's Industrial Sands segment decreased by $917,000 or 4%, to $23,260,000 for the first six months of 1999, compared with $24,177,000 for the same period of 1998. The decline in net sales is attributable to decreased shipments to the oilfield services industry, principally due to continued softness in oil prices and related oilfield demand. Accordingly, the demand declined for sands provided to the oilfield by the Brady, Texas, Bakersfield, California and Riverside, California operations. The overall decrease in net sales and tonnage was partially offset by the strong performance of the segment's non-oilfield operations in Orange County, California resulting from the strong construction market in the Southwestern United States and Colorado Springs, Colorado, acquired in March 1998.

                        ---------------------------------

                   SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1998



COST OF GOODS SOLD AND OPERATING EXPENSES

         Lime and Limestone: Cost of goods sold for the Lime and Limestone segment totaled $51,615,000 for the first six months of 1999 compared with $12,666,000 in the first six months of 1998. The increase in costs is attributable to the timing of the Lime and Limestone Acquisitions. Cost of goods sold as a percentage of net sales was comparable at 68% for the first six months of 1999 and 66% in the same period of 1998.

         Marine Services: Operating expenses for the Marine Services segment totaled $21,419,000 for the six months ended June 30, 1999, compared with $22,694,000 for the same period in 1998, a decrease of $1,275,000, or 6%. Operating expenses as a percentage of operating revenues increased to 66% in the first six months of 1999 compared with 65% during the first six months of 1998. The slight increase in operating expenses as a percentage of operating revenues was because of lower revenues from lower water levels limiting tonnage per vessel, and softer trade patterns partially offset by better pricing on iron ore deliveries.

         Industrial Sands: As a result of the overall decrease in volumes, cost of goods sold for the Industrial Sands segment decreased $917,000, or 6%, to $14,627,000 for the first half of 1999 from $15,544,000 for the same period in 1998. Cost of goods sold as a percentage of net sales were comparable at 63% for the first half of 1999 compared with 64% for the same period in 1998.

DEPRECIATION, DEPLETION AND AMORTIZATION

         Primarily as a result of the Lime and Limestone Acquisitions, depreciation, depletion and amortization expense increased to a level of $12,985,000 for the first six months of 1999 compared with $6,387,000 for the same period of 1998. Expansion at the Industrial Sands' non-oilfield Orange County, California facility also contributed to the increase.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

         As a result of the 1998 Acquisitions, total general, administrative and selling expenses increased $3,259,000 to $11,858,000 for first six months of 1999 compared with $8,599,000 for the same period of 1998. The percentage of general, administrative and selling expenses to total net sales and operating revenues declined to 9% in the first six months of 1999 compared with 11% in the first six months of 1998. In addition, corporate general and administrative expenses declined in the first half of 1999 compared with the first half of 1998 by $903,000. The reduction in corporate general and administrative expense was primarily the result of a decrease in the Company's net cost for its defined benefit pension plans in the first half of 1999 compared with 1998.

                        --------------------------------

                   SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1998


INCOME FROM OPERATIONS

         Lime and Limestone: The Lime and Limestone segment contributed $10,349,000 to income from operations for the first six months of 1999 compared with $2,591,000 in the first six months of 1998. As previously discussed, the increase in operating income is the direct result of the timing of the Lime and Limestone Acquisitions.

         Marine Services: The Company's Marine Services segment had income from operations of $7,150,000 for the first half of 1999 compared with operating income of $8,263,000 for the first half of 1998. The reduction in operating income was the result of less tonnage as previously described, lower water levels reducing the efficiency of the vessels, different trade patterns, all partially offset by favorable pricing.

         Industrial Sands: Income from operations for the Industrial Sands segment declined $450,000 to $3,903,000 for the first six months of 1999 compared with $4,353,000 for the same period of 1998. The decline in income from operations was principally the result of reduced oilfield demand for sand supplied by the Brady, Texas, Bakersfield, California and Riverside, California operations. This reduction in operating income was partially offset by the increased demand at the non-oilfield operations in Orange County, California resulting from the strong construction market in the southwestern United States and Colorado Springs, Colorado acquired in March, 1998.

         Corporate and Other: Certain cost of goods sold and general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other recognized a loss of $2,161,000 in the first six months of 1999, which was $963,000 less than the $3,124,000 loss for the first six months of 1998. The reduction in loss was primarily the result of a decrease in the Company's net cost for its defined benefit pension plans.

OTHER

         Interest expense for the first half of 1999 increased $10,874,000 to $15,321,000 in the first six months of 1999 compared with $4,447,000 for the same period of 1998. The increase in interest expense is principally the result of increased debt levels and the amortization of financing costs related to the Lime and Limestone acquisitions.

                        ---------------------------------

                  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1998

         The Company's net sales and operating revenues of $86,657,000 in the second quarter of 1999 increased 36% when compared with net sales and operating revenues of $63,726,000 for the same quarter in 1998. Income from operations for the second quarter of 1999 was $16,294,000 compared with $11,630,000 for the same quarter in 1998. The Company reported net income of $5,877,000 ($1.21 per share - assuming dilution) for the three months ended June 30,1999, compared with net income of $5,449,000 ($1.13 per share - assuming dilution) for the same period in 1998. The increases in net sales and operating revenues and income from operations can be primarily attributed to the acquisitions completed during the second quarter of 1998. The increase in net income is the result of increased operating income, partially offset by interest expense on borrowings to fund the acquisitions. Interest expense increased to $7,982,000 in the second quarter of 1999, compared with $3,667,000 for the same quarter in the prior year.

         Operating results of the Company's business segments for the three months ended June 30, 1999 and 1998 are discussed below.

NET SALES AND OPERATING REVENUES

         Lime and Limestone: Net sales for the Company's Lime and Limestone segment totaled $43,998,000 for the three months ended June 30, 1999 compared with $19,141,000 in the same quarter of 1998. The increase in sales is the result of the Lime and Limestone Acquisitions. The largest portion of the Lime and Limestone segment, Global Stone, was acquired in late May 1998. Port Inland was also acquired in the second quarter of 1998. Both the Winchester and Filler Products acquisitions were completed subsequent to June 30, 1998.

         Marine Services: Operating revenues for the Company's Marine Services segment decreased by $1,738,000 or 6%, to $29,870,000 for the second quarter of 1999 from $31,608,000 for the second quarter of 1998. The reduction in operating revenues was primarily from fewer sailing days than 1998 and lower water levels, which reduced the tonnage per vessel trip.

         Industrial Sands: Net sales for the Company's Industrial Sands segment totaled $12,789,000 in the three months ended June 30, 1999, a slight decrease from $12,977,000 for the same quarter of 1998. The slight decline in net sales is attributable to decreased shipments to the oilfield services industry, principally due to continued decline in oil prices and related oilfield demand. Accordingly, the demand for sands provided by the Brady, Texas, Bakersfield, California and Riverside, California operations. The overall decrease in net sales and tonnage was substantially offset by the strong performance of the segment's non-oilfield Orange County, California operations resulting from the strong construction market in the southwestern United States.

                       ---------------------------------

                  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1998



COST OF GOODS SOLD AND OPERATING EXPENSES

         Lime and Limestone: Cost of goods sold for the Lime and Limestone segment totaled $29,122,000 for the three months ended June 30, 1999 compared with $12,666,000 in the three months ended June 30, 1998. The increase is attributable to the timing of the Lime and Limestone Acquisitions. Cost of goods sold as a percentage of net sales was 66% in both the second quarter of 1999 and 1998.

         Marine Services: Operating expenses for the Marine Services segment totaled $19,740,000 for the three months ended June 30, 1999, compared with $20,936,000 for the same period in 1998, a decrease of $1,196,000, or 6%. Operating expenses as a percentage of operating revenues was 66% in the second quarter of 1999 and 1998.

         Industrial Sands: As a result of the overall decrease in volumes, cost of goods sold for the Industrial Sands segment decreased $409,000, or 5%, to $7,795,000 for the first quarter of 1999 from $8,204,000 for the same period in 1998. Cost of goods sold as a percentage of net sales were comparable at 61% for the second quarter of 1999 compared with 63% for the same quarter of 1998.

DEPRECIATION, DEPLETION AND AMORTIZATION

         Primarily as a result of the Lime and Limestone Acquisitions, depreciation, depletion and amortization expense increased to a level of $8,068,000 for the second quarter of 1999 compared with $5,426,000 for the same period of 1998. Equipment Expansion at the Industrial Sands' non-oilfield Orange County, California facility also contributed to the increase.

GENERAL, ADMINISTRATIVE AND SELLING EXPENSES

         As a result of the 1998 Lime and Limestone Acquisitions, total general, administrative and selling expenses increased $803,000 to $5,637,000 for second quarter of 1999 compared with $4,834,000 for the same period of 1998. As a result of the above Lime and Limestone Acquisitions, the percentage of general, administrative and selling expenses to total net sales and operating revenues declined to 7% in the second quarter of 1999 compared with 8% in the second quarter of 1998. Also, corporate general and administrative expenses declined for the three months ended June 30, 1999 compared with the same period of 1998 by $368,000 despite the acquisitions.

                        ---------------------------------

                  THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1998


INCOME FROM OPERATIONS

         Lime and Limestone: The Lime and Limestone segment contributed $7,549,000 to income from operations for the three months ended June 30, 1999 compared with $2,591,000 in the same period in 1998. As previously discussed, the increase in operating income is the direct result of the timing of acquisitions.

         Marine Services: The Company's Marine Services segment had income from operations of $7,126,000 for the second quarter of 1999 compared with operating income of $7,719,000 for the same quarter of 1998. The reduction in operating income was the result of the lower tonnage and decreased efficiency from lower water levels, fewer sailing days and different trading patterns than in the same period of 1998.

         Industrial Sands: Income from operations for the Industrial Sands segment was $2,522,000 for the second quarter of 1999 compared with $2,622,000 for the same period of 1998. The slight decline in income from operations was principally the result of reduced oilfield demand for sand supplied by the Brady, Texas and Bakersfield, California operations. This reduction in operating income was partially offset by increased demand at the non-oilfield Orange County, California operations resulting from the strong construction market in the southwestern United States.

         Corporate and Other: Certain cost of goods sold and general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other recognized a loss of $903,000 in the second quarter of 1999, which was $399,000 less than the $1,302,000 loss for the three months ended
June 30, 1998. The reduction in loss was primarily the result of a decrease in the Company's net cost for its defined benefit pension plans.

OTHER

         Interest expense for the second quarter of 1999 increased to $7,982,000 in the second quarter of 1999 compared with $3,667,000 for the same period of 1998. The increase in interest expense is principally the result of increased debt levels and the amortization of financing costs related to the previously discussed acquisitions.

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

         The Company has reviewed and assessed its information system hardware, business system software, production system hardware and other systems and technology used in its internal business operations and its production. Based on this review and assessment, the Company believes that the majority of its internal systems are Year 2000 compliant and that any non-compliance will not have a material adverse effect on the Company. The Company expects to complete its internal Year 2000 remediation efforts by September 1, 1999 with the implementation of a new order processing system for both the Industrial Sands and Lime and Limestone business segments.

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

         The Company currently expects to incur total expenditures approximating $250,000 in connection with its Year 2000 remediation efforts. To date, the Company has incurred approximately $170,000 in expenses relating to its Year 2000 issues and expects to incur an additional $80,000 during the remainder of 1999. The Company believes that the cost of its remediation will not have a material impact on the Company's consolidated results of operations or financial condition.

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



PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Previously disclosed in Form 10-Q filed on May 17, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

   ----------------------------------------------------- ----------------------------------------------------
   (4)(a) Supplemental Indenture dated March 5, 1999     Incorporated by reference as Exhibit 4.8 from Form
                                                         S-4 filed on April 14, 1999
   ----------------------------------------------------- ----------------------------------------------------
   (4)(b) Supplemental Indenture dated April 12, 1999    Incorporated by reference as Exhibit 4.10 from
                                                         Form S-4 filed on April 14, 1999
   ----------------------------------------------------- ----------------------------------------------------
   (10) Amendment No. 4 of the Credit Agreement dated    Filed herewith as Exhibit 10
   May 15, 1998, as previously amended between Oglebay
   Norton Company, Various Financial Institutions and
   KeyBank National Association, as Agent
   ----------------------------------------------------- ----------------------------------------------------

(b)  Reports on Form 8-K
     On June 15, 1999, the Company filed a report on Form 8-K with respect to its announced intent to sell the stock of two wholly owned subsidiaries.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     OGLEBAY NORTON COMPANY

DATE: August 16, 1999                      By:        /s/ DAVID H. KELSEY
                                           ------------------------------

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