Form 10-Q
period 1999-09-30
OGLEBAY NORTON CO /NEW/
filed 1999-10-28
CIK 1082816

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




      For Quarter Ended September 30, 1999 Commission File number 000-25651
                        ------------------                        ---------



                             OGLEBAY NORTON COMPANY
         ------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                     Delaware                        34-1888342
         -------------------------------  ---------------------------------
         (State or other jurisdiction of  (I.R.S. Employer incorporation or
                   organization)                 Identification No.)


         1100 Superior Avenue        Cleveland, Ohio           44114-2598
         -----------------------------------------------------------------
              (address of principal executive offices)         (Zip Code)


         Registrant's telephone number, including area code 216 861-3300
                                                            ------------

                                      None
         ---------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                     Yes  X                        No
                         ---                          ---

Shares of Common Stock outstanding at September 30, 1999: 4,886,899
                                                         ----------

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                      INDEX






PART I. FINANCIAL INFORMATION                                                                              PAGE NUMBER
-----------------------------                                                                              -----------

ITEM 1
   Condensed Consolidated Statement of
   Operations (Unaudited) - Three Months
   Ended September 30, 1999 and 1998 and Nine
   Months Ended September 30, 1999 and 1998                                                                            3

   Condensed Consolidated Balance Sheet (Unaudited) -
   September 30, 1999 and December 31, 1998                                                                            4

   Condensed Consolidated Statement of
   Cash Flows (Unaudited) - Nine Months
   Ended September 30, 1999 and 1998                                                                                   5

   Notes to Condensed Consolidated Financial
   Statements                                                                                                     6 - 13

ITEM 2
   Management's Discussion and Analysis of
   Financial Condition and Results of Operations                                                                 14 - 22

ITEM 3
   Quantitative and Qualitative Disclosures
   About Market Risk                                                                                                  23



PART II. OTHER INFORMATION
--------------------------


ITEM 6
    Exhibits and Reports on Form 8-K                                                                                  23

                      PART I. ITEM 1. FINANCIAL INFORMATION
                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months Ended               Nine Months  Ended
                                                           September 30                      September 30
                                                  ------------------------------    ------------------------------
                                                        1999             1998             1999             1998
                                                        ----             ----             ----             ----

NET SALES AND OPERATING REVENUES                  $  85,377,048    $  85,845,026    $ 217,121,834    $ 163,879,041

COSTS AND EXPENSES
   Cost of goods sold and operating expenses         56,574,461       55,541,037      144,235,551      106,504,922
   Depreciation, depletion and amortization           7,391,186        7,848,950       20,376,159       14,236,421
   General, administrative and selling expenses       6,020,052        6,717,871       17,877,618       15,317,138
                                                  -------------    -------------    -------------    -------------
                                                     69,985,699       70,107,858      182,489,328      136,058,481
                                                  -------------    -------------    -------------    -------------

INCOME FROM OPERATIONS                               15,391,349       15,737,168       34,632,506       27,820,560

Gain on disposition of assets                         1,543,896          187,039        1,540,539          231,675
Interest expense                                     (7,804,050)      (7,441,271)     (23,125,306)     (11,888,506)
Other expense - net                                    (139,373)         (30,454)         (51,561)        (347,266)
                                                  -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAXES                            8,991,822        8,452,482       12,996,178       15,816,463
Income taxes                                         (2,562,000)      (2,773,000)      (3,704,000)      (4,908,000)
                                                  -------------    -------------    -------------    -------------

NET INCOME                                        $   6,429,822    $   5,679,482    $   9,292,178    $  10,908,463
                                                  =============    =============    =============    =============

NET INCOME PER SHARE - BASIC                      $        1.32    $        1.19    $        1.92    $        2.29
                                                  =============    =============    =============    =============

NET INCOME PER SHARE - ASSUMING DILUTION          $        1.32    $        1.19    $        1.92    $        2.28
                                                  =============    =============    =============    =============

DIVIDENDS PER SHARE OF COMMON STOCK               $         .20    $         .20    $         .60    $         .60
                                                  =============    =============    =============    =============


See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                  ASSETS

                                                             (UNAUDITED)
                                                             SEPTEMBER 30       December 31
                                                                 1999             1998
                                                            -------------    -------------

CURRENT ASSETS
  Cash and cash equivalents                                 $         -0-    $   1,940,410
  Accounts receivable, less reserve for doubtful accounts
  (1999-$1,210,000 1998-$1,194,000)                            45,924,857       36,624,374
  Income tax receivable                                           860,026        3,460,026
  Inventories                                                  28,941,041       28,450,091
  Deferred income taxes                                         2,510,745        2,510,745
  Prepaid insurance and other expenses                          8,889,503        5,069,554
                                                            -------------    -------------

TOTAL CURRENT ASSETS                                           87,126,172       78,055,200


PROPERTY AND EQUIPMENT                                        542,754,579      566,194,939
  Less allowances for depreciation,
   depletion and amortization                                 211,572,200      218,752,499
                                                            -------------    -------------
                                                              331,182,379      347,442,440


GOODWILL (net of accumulated amortization
   of $4,108,000 in 1999 and $2,370,000 in 1998)               66,562,665       89,262,233


PREPAID PENSION COSTS                                          34,909,371       31,303,221


OTHER ASSETS                                                   17,798,118       19,560,668
                                                            -------------    -------------

TOTAL ASSETS                                                $ 537,578,705    $ 565,623,762
                                                            =============    =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             (UNAUDITED)
                                                             SEPTEMBER 30       December 31
                                                                 1999             1998
                                                            -------------    -------------
CURRENT LIABILITIES
  Current portion of long-term debt                         $   4,683,697    $   9,506,345
  Accounts payable                                             12,794,081       10,332,250
  Payrolls and other accrued compensation                       8,111,631       10,446,352
  Accrued expenses                                             11,283,203       14,908,743
  Accrued interest expense                                      3,349,620        5,481,665
  Income taxes payable                                          3,076,686           68,741
                                                            -------------    -------------
TOTAL CURRENT LIABILITIES                                      43,298,918       50,744,096

LONG-TERM DEBT, less current portion                          275,159,530      302,559,729
POSTRETIREMENT BENEFITS OBLIGATIONS                            25,560,486       27,181,435
OTHER LONG-TERM LIABILITIES                                    19,713,448       22,059,322
DEFERRED INCOME TAXES                                          36,922,420       36,145,768

STOCKHOLDERS' EQUITY
  Common stock, par value $1 per share,
   authorized 10,000,000 shares;
   issued 7,253,332 shares                                      7,253,332        7,253,332
  Additional capital                                            8,838,379        7,480,572
  Retained earnings                                           153,248,163      146,852,300
  Accumulated other comprehensive expense                             -0-         (708,549)
                                                            -------------    -------------
                                                              169,339,874      160,877,655
  Treasury stock, at cost - 2,366,433
   and 2,487,901 shares at respective dates                   (32,415,971)     (33,944,243)
                                                            -------------    -------------


                                                              136,923,903      126,933,412
                                                            -------------    -------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                      $ 537,578,705    $ 565,623,762
                                                            =============    =============

See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Nine Months Ended
                                                                               September 30
                                                                      -----------------------------
                                                                          1999             1998
                                                                          ----             ----

OPERATING ACTIVITIES
  Net income                                                         $   9,292,178    $  10,908,464
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation, depletion and amortization                           20,376,159       14,236,420
     Gain on disposition of assets                                      (1,540,539)        (231,675)
     Deferred income taxes                                               1,313,000          129,413
     Increase in prepaid pension costs                                  (3,606,150)      (3,776,983)
     Deferred vessel maintenance costs                                  (1,954,139)      (1,189,980)
     Increase in accounts receivable                                   (14,673,269)      (6,859,222)
     Increase in inventories                                            (5,143,953)      (2,817,599)
     Increase (decrease) in accounts payable                             4,397,238         (181,362)
     Decrease in payrolls and other accrued compensation                (2,334,721)        (887,660)
     (Decrease) Increase in accrued expenses                            (3,165,916)       1,304,429
     Decrease in accrued interest                                       (2,132,045)      (1,860,148)
     Increase in income taxes                                            5,586,041        1,486,079
     Other operating activities                                         (1,206,865)       1,710,354
                                                                     -------------    -------------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                  5,207,019       11,970,530

INVESTING ACTIVITIES
     Capital expenditures                                              (19,414,926)     (13,115,134)
     Acquisition of businesses                                         (13,366,551)    (242,660,722)
     Proceeds from the disposition of assets                            62,952,397        9,708,424
                                                                     -------------    -------------

              NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES      30,170,920     (246,067,432)

FINANCING ACTIVITIES
     Additional long-term debt                                         162,758,500      292,000,000
     Repayments on long-term debt                                     (196,009,664)     (72,569,772)
     Financing costs                                                    (1,172,102)      (9,042,043)
     Payments of dividends                                              (2,896,315)      (2,859,201)
     Purchases of treasury stock                                          (319,025)        (560,868)
                                                                     -------------    -------------

              NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES     (37,638,606)     206,968,116

     Effect of exchange rate changes on cash and cash equivalents          320,257          153,524
                                                                     -------------    -------------

     Decrease in cash and cash equivalents                              (1,940,410)     (26,975,262)

CASH AND CASH EQUIVALENTS, JANUARY 1                                     1,940,410       29,885,922
                                                                     -------------    -------------

CASH AND CASH EQUIVALENTS, SEPTEMBER 30                              $         -0-    $   2,910,660
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

3. In the third quarter of 1999, the Company sold in separate transactions the stock of its (i) Global Stone Detroit Lime Company and (ii) Global Stone Ingersoll Ltd. subsidiaries to affiliates of Carfin S. A., a Belgian Corporation and member of the Carmeuse Group. The sale of Global Stone Detroit Lime Company was completed in August, 1999 with net proceeds of $15,250,000. The sale of Global Stone Ingersoll Ltd., was completed in September, 1999 with net proceeds of $45,700,000. Global Stone Ingersoll Ltd. was a non-guarantor subsidiary of the Company's Senior Subordinated Notes. Global Stone Detroit Lime Company and Global Stone Ingersoll Ltd. combined for last twelve months sales of $29,300,000, earnings before interest, taxes, depreciation, depletion, and amortization of $5,050,000 and income from operations of $2,700,000. The net proceeds of $60,950,000 were used to reduce the Company's Senior Credit Facility. On an annualized basis this reduction in debt will result in $4,750,000 interest expense savings.

         In the third quarter of 1999, the Company sold its Detroit Dock operated by Global Stone Port Inland for $1,985,000 in cash. The sale resulted in a pretax gain of $1,642,000.

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

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         The following unaudited pro forma information presents a summary of consolidated results of operations for the Company and the above acquisitions for the three-month and nine-month periods ending September 30, 1999 and 1998 as if the acquisitions had occurred on January 1, 1998. The pro forma adjustments give effect to the acquisitions under the purchase method of accounting and (i) the amortization of goodwill, (ii) the amortization of the write-up of mineral reserves and property and equipment to fair market value, (iii) the interest expense on debt incurred to fund the acquisitions and (iv) the related income tax effects. This unaudited pro forma information
         (i) assumes that the Company incurred all acquisition related debt as of January 1, 1998, (ii) includes operating results for periods of time prior to the Company's ownership and (iii) does not take into consideration any subsequent expense reductions or disposition of assets. Additionally, the unaudited pro forma information does not reflect any other events that may occur in the future.

                                                                                              THREE MONTHS ENDED
                                                                                                  SEPTEMBER 30
                                                                                     ---------------------------------
                                                                                        1999                     1998
                                                                                        ----                     ----
                                                                                             (IN THOUSANDS, EXCEPT
                                                                                              EARNINGS PER SHARE)

         Net sales and operating revenues                                              $85,400                  $88,900
         Net Income                                                                      6,400                    5,500
         Net Income per share - basic and assuming dilution                               1.32                     1.14
         EBITDA                                                                         24,200                   24,200
         EBITDA margin                                                                      28%                      27%

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                                             NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                    --------------------------------------
                                                                                       1999                     1998
                                                                                       ----                     ----
                                                                                             (IN THOUSANDS, EXCEPT
                                                                                              EARNINGS PER SHARE)


         Net sales and operating revenues                                             $219,300                    $223,800
         Net Income                                                                      9,400                       2,800
         Net Income per share - basic and assuming dilution                               1.94                        0.57
         EBITDA                                                                         57,000                      49,900
         EBITDA margin                                                                      26%                         22%

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

         The unaudited pro forma financial information for the third quarter and first nine months of 1999 and 1998 include actual operating results for the Company's business segments. Operating results for the segments are detailed in the operating segment information included in Note 4 to the Condensed Consolidated Financial Statements. Lime and Limestone's 1998 nine months ended September 30, 1998 were unfavorably affected by higher general and administrative expenses, including $2,360,000 of takeover defense costs. In 1999 there are no defense costs and general and administrative expenses have been reduced by office shutdowns and cost containments.

         On May 15, 1998, the Company sold the assets of its Engineered Materials metallurgical treatment operations for $14,573,000, which included a cash payment of $3,650,000 and notes receivable of $10,923,000. Through September 30, 1999 $5,092,000 has been collected on this note receivable, leaving $5,831,000 included within other assets on the condensed consolidated balance sheet. The Engineered Materials segment was classified as a discontinued operation at December 31, 1997.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. The following table sets forth the reconciliation of the Company's net income to its comprehensive income (in thousands):

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30              SEPTEMBER 30
                                               ------------------         -----------------
                                               1999          1998          1999         1998
                                               ----          ----          ----         ----

Net income                                    $ 6,430       $ 5,679       $ 9,292      $10,908

Other comprehensive income (loss):

          Foreign currency
          translation adjustments                  34         1,097           984        1,097


          Reclassification adjustment
          for sale of foreign subsidiary         (275)                       (275)
                                              -------       -------       -------      -------


Comprehensive income                          $ 6,189       $ 6,776       $10,001      $12,005
                                              =======       =======       =======      =======

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




         The calculation of net income per share follows (in thousands, except per share data):

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30               SEPTEMBER 30
                                              ------------------          -----------------
                                              1999         1998         1999         1998
                                              ----         ----         ----         ----


Net income per share-basic:
---------------------------

Net income                                   $ 6,430      $ 5,679      $ 9,292      $10,908
                                             =======      =======      =======      =======

Average number of
              shares outstanding               4,882        4,772        4,837        4,771
                                             =======      =======      =======      =======

Net income per share-basic                   $  1.32      $  1.19      $  1.92      $  2.29
                                             =======      =======      =======      =======


                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30               SEPTEMBER 30
                                              ------------------          -----------------
                                               1999         1998         1999         1998
                                             -------      -------      -------      -------


Net income per share-assuming dilution:
---------------------------------------

Net income                                   $ 6,430      $ 5,679      $ 9,292      $10,908
                                             =======      =======      =======      =======

Average number of
              shares outstanding               4,882        4,772        4,837        4,771
Dilutive effect of stock plans                     7           17           14           24
                                             -------      -------      -------      -------
Adjusted average number
              of shares outstanding            4,889        4,789        4,851        4,795
                                             =======      =======      =======      =======

Net income per share-
              assuming dilution              $  1.32      $  1.19      $  1.92      $  2.28
                                             =======      =======      =======      =======

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company supplies essential natural resources to industrial and commercial customers. Through its three operating segments --- Lime and Limestone, Marine Services and Industrial Sands - the Company serves customers, through a direct sales force, in a wide range of markets, including metallurgy, building materials, energy, environmental and industrial.


         The following table sets forth the operating segment information as of and for the three months ended September 30, 1999 and 1998 (in thousands):


                                        LIME AND       MARINE    INDUSTRIAL    TOTAL     CORPORATE
                                       LIMESTONE     SERVICES      SANDS      SEGMENTS   & OTHER     CONSOLIDATED
                                       ---------     --------      -----      --------   -------     ------------

1999
Identifiable assets                    $ 231,803    $ 142,580    $  57,581   $ 431,964   $ 105,615    $ 537,579
Depreciation, depletion and
amortization expense                       3,884        2,262        1,200       7,346          45        7,391
Capital expenditures                       2,032                       772       2,804          59        2,863

Net sales and
   operating revenues                  $  40,468    $  31,250    $  13,659   $  85,377                $  85,377

Income (loss)
   from operations                     $   6,513    $   6,874    $   3,139   $  16,526   $  (1,135)   $  15,391
(Loss) gain on disposition of assets         (98)                                  (98)      1,642        1,544
Interest expense                                                                            (7,804)      (7,804)
Other expense- net                                                                            (139)        (139)
                                       ---------    ---------    ---------   ---------   ---------    ---------

Income (loss) before
income taxes                           $   6,415    $   6,874    $   3,139   $  16,428   $  (7,436)   $   8,992
                                       =========    =========    =========   =========   =========    =========


1998
Identifiable assets                    $ 216,281    $ 141,953    $  54,371   $ 412,605   $ 159,256    $ 571,861
Depreciation,
   depletion and
   amortization expense                    4,546        2,224        1,047       7,817          32        7,849
Capital expenditures                       4,153           14        1,549       5,716           7        5,723

Net sales and
   operating revenues                  $  40,575    $  32,546    $  12,724   $  85,845                $  85,845

Income (loss)
   from operations                     $   6,123    $   8,535    $   2,492   $  17,150   $  (1,413)   $  15,737
Gain on disposition of assets                 67                        33         100          87          187
Interest expense                                                                            (7,441)      (7,441)
Other expense- net                                                                             (31)         (31)
                                       ---------    ---------    ---------   ---------   ---------    ---------

Income (loss) before
   income taxes                        $   6,190    $   8,535    $   2,525   $  17,250   $  (8,798)   $   8,452
                                       =========    =========    =========   =========   =========    =========

                           OGLEBAY NORTON COMPANY AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         The following table sets forth the operating segment information as of and for the nine months ended September 30, 1999 and 1998 (in thousands):


                                        LIME AND      MARINE     INDUSTRIAL     TOTAL   CORPORATE
                                       LIMESTONE     SERVICES      SANDS      SEGMENTS   & OTHER    CONSOLIDATED
                                       ---------     --------      -----      --------   -------    ------------

1999
Identifiable assets                    $ 231,803    $ 142,580    $  57,581    $ 431,964   $ 105,615    $ 537,579
Depreciation, depletion and
amortization expense                      12,237        4,507        3,509       20,253         123       20,376
Capital expenditures                      12,842        3,855        2,504       19,201         214       19,415

Net sales and
   operating revenues                  $ 116,507    $  63,696    $  36,919    $ 217,122                $ 217,122

Income (loss)
   from operations                     $  16,862    $  14,024    $   7,042    $  37,928   $  (3,296)   $  34,632
(Loss) gain on disposition of assets         (98)                       22          (76)      1,617        1,541
Interest expense                                                                            (23,125)     (23,125)
Other expense- net                                                                              (52)         (52)
                                       ---------    ---------    ---------    ---------   ---------    ---------

Income (loss) before
income taxes                           $  16,764    $  14,024    $   7,064    $  37,852   $ (24,856)   $  12,996
                                       =========    =========    =========    =========   =========    =========


1998
Identifiable assets                    $ 226,796    $ 141,953    $  54,371    $ 423,120   $ 148,741    $ 571,861
Depreciation,
   depletion and
   amortization expense                    6,862        4,409        2,872       14,143          93       14,236
Capital expenditures                       5,430        3,552        4,108       13,090          25       13,115

Net sales and
   operating revenues                  $  59,716    $  67,262    $  36,901    $ 163,879                $ 163,879

Income (loss)
   from operations                     $   8,715    $  16,798    $   6,845    $  32,358   $  (4,537)   $  27,821
Gain on disposition of assets                 64                        81          145          86          231
Interest expense                                                                            (11,889)     (11,889)
Other expense - net                                                                            (347)        (347)
                                       ---------    ---------    ---------    ---------   ---------    ---------

Income (loss) before
   income taxes                        $   8,779    $  16,798    $   6,926    $  32,503   $ (16,687)   $  15,816
                                       =========    =========    =========    =========   =========    =========

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. The Company's domestic subsidiaries, all of which are directly or indirectly wholly owned, are the only guarantors of the Company's Senior Subordinated Notes. The guarantees are full, unconditional and joint and several. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company (other than inconsequential subsidiaries). Oglebay Norton Company is a holding company with no operating assets or operations other than its investment in subsidiaries. Separate financial statements and other disclosures of the Company's guarantor subsidiaries are not presented as management has determined that it would not be material to investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the
Company: (1) unfavorable weather conditions; (2) fluctuations in oil prices; (3) a decline in steel production; (4) changes in the demand for the Company's products or services due to changes in technology; (5) Great Lakes and Mid-Atlantic construction activity; (6) a slowdown in the California economy and in population growth rates in the Southwestern United States; (7) labor unrest;
(8) the loss or bankruptcy of major customers; (9) year 2000 software conversion failures of vendors, suppliers and customers; and (10) changes in environmental laws.

         Due to the seasonal nature of certain aspects of the Company's business, the operating results and cash flows for the first nine months of the year are not necessarily indicative of the results to be expected for the full year.



                               FINANCIAL CONDITION
                               -------------------

         In the third quarter of 1999, the Company's Lime and Limestone segment completed in separate transactions the sale of stock of the Global Stone Ingersoll Ltd. ("Global Stone Ingersoll") for $45,700,000 and the sale of stock of the Global Stone Detroit Lime Company ("Global Stone Detroit Lime") for $15,250,000. In the first nine months of 1998 the Company had proceeds of $9,708,000 from the disposition of assets, of which $9,047,000 related to the sale of the discontinued Engineered Materials business.

         In the first quarter of 1999, the Company's Lime and Limestone segment acquired the assets of the W.S. Frey Company ("Global Stone Winchester") for $12,088,000 in cash and 50,000 restricted shares of the Company's common stock, issued from treasury, having a guaranteed value of $1,500,000 at the date of acquisition. Consideration for the acquisition also included aggregate consulting, non-competition and royalty payments of $3,500,000 of which $510,000 was paid at the date of acquisition and the balance is deferred. In the first nine months of 1998, the Company purchased all of the outstanding common shares of Global Stone Corporation ("Global Stone") for a total purchase price of $227,600,000, including $54,000,000 of net debt. The Company purchased all the assets of a limestone operation in Port Inland, Michigan ("Port Inland"), for a total purchase price of $35,200,000. The Company purchased all the assets of a Filler Products Inc ("Filler Products"), for a total purchase price of $24,200,000. The Company purchased all the outstanding shares of Colorado Silica Sand, Inc. ("Colorado Silica") for $7,194,000, of which $4,523,000 was paid in cash with the remainder becoming a note payable.

                         -------------------------------


         The Company's operating activities provided cash of $5,207,000 in the first nine months of 1999 compared with $11,971,000 used in the same period in 1998. The decrease in operating cash provided resulted primarily from an increase in interest paid in the first nine months of 1999 compared to the same period in 1998. The Company made interest payments of $23,053,000 and $8,385,000 in the first nine months of 1999 and 1998, respectively. Cash provided by the collection of Marine Services' accounts receivable declined $7,590,000 in the first nine months of 1999. The decline was principally the result of reduced Marine Services operating revenues in the first nine months of 1999 compared with 1998 and the timing of year-end receivable collections. These reductions in operating cash flow were substantially offset by the increased cash provided from operations in the normal course of business. The operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

         Capital expenditures totaled $19,415,000 in the first nine months of 1999 compared with $13,115,000 for the same period in 1998. Expenditures in the first nine months of 1999 and 1998 included Marine Services vessel inspection costs of $577,000 and $2,279,000, respectively. The acquisitions of businesses in Lime and Limestone lead to increased capital expenditures in 1999 for that business segment. Lime and Limestone capital expenditures totaled $12,840,000 in the first nine months of 1999 compared with $5,430,000 in 1998. Capital expenditures for 1999 are now expected to approximate $25,700,000.

         In the first nine months of 1999 the Company's debt repayments exceeded additional borrowings by $33,250,000. The Company used the proceeds from the sale of Global Stone Ingersoll ($45,700,000) and Global Stone Detroit Lime, ($15,250,000) to reduce borrowings on the Company's Senior Credit Facility. These proceeds were offset by additional debt used to fund the Global Stone Winchester acquisition as well as working capital requirements. In the first quarter of 1999 the Company's Senior Credit Facility was increased from $215,000,000 to $232,000,000, in part, to fund the Global Stone Winchester acquisition. The interest rate on the Senior Credit Facility, which approximated 8.0% at September 30, 1999, is based on LIBOR interest rates, plus an applicable margin. The Company borrowed $292,000,000 ($192,000,000 on the Senior Credit Facility and $100,000,000 under a Senior Subordinated Facility) in the first nine months of 1998 to finance the Global Stone, Port Inland and Filler Products acquisitions, and to pay off a $19,250,000 Term Loan and Senior Secured Series A Debentures that were acquired with the Global Stone acquisition.

         The Company's notes under an interim Senior Subordinated Facility were exchanged with the lender on February 1, 1999 for Senior Subordinated Notes. The Senior Subordinated Notes, privately placed with several purchasers, mature in February 2009 and have a fixed interest rate of 10%. The Company paid $1,172,000 of financing costs in the first nine months of 1999 related to the exchange and private placement of these notes and an amendment to the Senior Credit Facility. For the initial placement of the Senior Subordinated Notes and Senior Credit Facility, the Company paid $9,042,000 of financing costs during the first nine months of 1998.

                         -------------------------------

         The Company declared a dividend of $0.60 per share in both the first nine months of 1999 and 1998. Dividends paid were $2,896,000 in the first three-quarters of 1999 compared with $2,859,000 for the same nine months in 1998. The Company purchased, and placed in treasury, 13,723 shares of its common stock for $319,000 in the first nine months of 1999 compared with 14,666 shares of its common stock for $561,000 in the first nine months of 1998.

         Anticipated cash flows from operations and current financial resources are expected to meet the Company's needs during the remainder of 1999. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the lowest possible cost.

                              RESULTS OF OPERATIONS
                              ---------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company's net sales and operating revenues of $217,122,000 in the first nine months of 1999 increased 32% compared to net sales and operating revenues of $163,879,000 for the same period in 1998. Income from operations for the first nine months of 1999 increased 24% to $34,633,000 compared with $27,821,000 for the same period in 1998. The Company reported net income of $9,292,000 ($1.92 per share - assuming dilution) for the first nine months of 1999, compared with net income of $10,908,000 ($2.28 per share - assuming dilution) for the same period in 1998. The increases in net sales and operating revenues and income from operations can be primarily attributed to the timing of acquisitions. The decrease in net income is the result of interest expense on borrowings to fund the acquisitions. Interest expense increased to $23,125,000 in the first nine months of 1999, compared with $11,889,000 for the same period in the prior year.

         Operating results of the Company's business segments for the first nine months ended September 30, 1999 and 1998 are discussed below.

Net Sales and Operating Revenues
--------------------------------

         Lime and Limestone: Net sales for the Company's Lime and Limestone segment totaled $116,507,000 for the first nine months of 1999 compared with $59,716,000 in the first nine months of 1998, a 95% increase. The increase in sales is the result of the Global Stone, Port Inland, Filler Products, and Global Stone Winchester acquisitions ("Lime and Limestone Acquisitions"). The largest portion of the Lime and Limestone segment, Global Stone, was acquired in late May, 1998. Port Inland was also acquired in the second quarter of 1998. Filler Products was acquired in the third quarter of 1998 and Winchester was acquired in the first quarter of 1999.

         Marine Services: Operating revenues for the Company's Marine Services segment totaled $63,696,000 for the first nine months of 1999, a 5% decline compared with $67,262,000 for the first nine months of 1998. The decline in operating revenues resulted primarily from reduced tonnage shipped. The major reason for the decrease is because of the lower water levels on the Great Lakes. The vessels are limited in the cargo they can carry by the depth of the lakes and rivers. Also contributing to the decline is that the 1998 sailing season on the Great Lakes opened under more favorable weather conditions compared with 1999, providing an opportunity for an early start to the 1998 season.

                        ---------------------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

         Industrial Sands: Net sales for the Company's Industrial Sands segment of $36,919,000 for the first nine months of 1999 were comparable with $36,901,000 for the same period of 1998. Increases in sales included the strong nine-month performance of the segment's non-oilfield operations in Orange County, California resulting from the strong construction market in the southwestern United States and the acquisition of Colorado Silica in March 1998. This offset the decline in net sales attributable to decreased shipments to the oilfield services industry in the first half of 1999 compared with 1998. This drop in sales was principally due to continued decline in oil prices and related oilfield demand for frac sands. Accordingly, the demand declined for sands provided to oilfields by the Brady, Texas, Bakersfield, California and Riverside, California operations. This demand showed signs of recovery in the third quarter of 1999.

Cost of Goods Sold and Operating Expenses
-----------------------------------------

         Lime and Limestone: Cost of goods sold for the Lime and Limestone segment totaled $79,054,000 for the first nine months of 1999, compared with $39,388,000 in the first nine months of 1998, an increase of 101%. The increase in costs is attributable to the timing of the Lime and Limestone Acquisitions. Cost of goods sold as a percentage of net sales increased to 68% for the first nine months of 1999 compared with 66% in the same period of 1998 due to the timing of acquisitions.

         Marine Services: Operating expenses for the Marine Services segment totaled $42,549,000 for the nine months ended September 30, 1999, compared with $43,638,000 for the same period in 1998, a decrease of $1,089,000, or 2%. Operating expenses as a percentage of operating revenues increased to 67% in the first nine months of 1999 compared with 65% during the first nine months of 1998. The slight increase in operating expenses as a percentage of operating revenues was because of lower Marine Services' revenues because of lower Great Lakes water levels limiting tonnage shipped per vessel and an increase in fuel prices.

         Industrial Sands: Cost of goods sold for the Industrial Sands segment decreased $756,000, or 3%, to $22,633,000 for the first three quarters of 1999 down from $23,389,000 for the same period in 1998. Cost of goods sold as a percentage of net sales were lower at 61% for the first nine months of 1999 compared with 63% for the same period in 1998. This reduction is primarily the result of improved operating efficiencies at our Orange County, California operations resulting from the strong demand from that operation.

Depreciation, Depletion and Amortization
----------------------------------------

         Primarily as a result of the Lime and Limestone Acquisitions, depreciation, depletion and amortization expense increased by 43% to a level of $20,376,000 for the first nine months of 1999 compared with $14,236,000 for the same period of 1998. Equipment expansion at the Industrial Sands' Orange County, California facility also contributed to the increase. Depreciation, depletion and amortization as a percentage of revenue is 9% in both 1999 and 1998.

                        ---------------------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1998

General, Administrative and Selling Expenses
--------------------------------------------

         As a result of the Lime and Limestone Acquisitions, total general, administrative and selling expenses increased $2,561,000 or 17% to $17,878,000 for first nine months of 1999 compared with $15,317,000 for the same period of 1998. The percentage of general and administrative expenses to total net sales and operating revenues declined to 8% in the first nine months of 1999 compared with 9% in the first nine months of 1998. In addition, corporate general and administrative expenses declined in the nine months ended September 30, 1999 compared with the same period of 1998 by $438,000, or 13%. The reduction in these expenses was primarily the result of a decrease in the Company's net cost for its defined benefit plans in the first nine months of 1999 compared with 1998.

Income From Operations
----------------------

         Lime and Limestone: The Lime and Limestone segment contributed $16,862,000 to income from operations for the first nine months of 1999, an increase of 94% compared with $8,715,000 in the first nine months of 1998. As previously discussed, the increase in operating income is the direct result of the timing of the Lime and Limestone Acquisitions.

         Marine Services: The Company's Marine Services segment had income from operations of $14,024,000 for the first three quarters of 1999, a decrease of 17% compared with operating income of $16,798,000 for the same period of 1998. The reduction in operating income was the result of lower Great Lakes water levels reducing the tonnage shipped per vessel, and an increase in fuel prices.

         Industrial Sands: Income from operations for the Industrial Sands segment increased $197,000, or 3% to $7,042,000 for the first nine months of 1999 compared with $6,845,000 for the same period of 1998. The increase in operating income was primarily led by the increased demand at the non-oilfield operations in Orange County, California resulting from the strong construction market in the southwestern United States and the March 1998 Colorado Silica acquisition. This increase was substantially offset by the decline in income from operations because of reduced oilfield demand for sand supplied by the Brady, Texas, Bakersfield, California and Riverside, California operations, primarily in the first six months of 1999 compared with 1998.

         Corporate and Other: Certain cost of goods sold and general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other recognized a loss of $3,296,000 in the first nine months of 1999, which was $1,241,000, or 27% less than the $4,537,000 loss for the first nine months of 1998. The reduction in loss was primarily the result of a decrease in the Company's net cost for its defined benefit plans.

Other
-----

         Interest expense for the nine months ended September 30, 1999 increased 95% to $23,125,000 compared with $11,889,000 for the same period of 1998. The increase in interest expense is principally the result of increased debt levels and the amortization of financing costs related to the Lime and Limestone Acquisitions.

                        ---------------------------------

                THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

         The Company's net sales and operating revenues of $85,377,000 in the third quarter of 1999 was comparable with net sales and operating revenues of $85,845,000 for the same quarter in 1998. Income from operations for the third quarter of 1999 was $15,391,000 compared with $15,737,000 for the same quarter in 1998. The Company reported net income of $6,430,000 ($1.32 per share - assuming dilution) for the three months ended September 30,1999, compared with net income of $5,679,000 ($1.19 per share - assuming dilution) for the same period in 1998. The 2% decrease in income from operations can be primarily attributed to the lower Great Lakes water levels reducing the tonnage shipped per vessel, decreasing revenues and income for Marine Services. The $751,000 or 13% increase in net income was primarily the result of gain on the sale of a dock in Detroit, Michigan that was part of Lime and Limestone's Port Inland Operation.

         Operating results of the Company's business segments for the three months ended September 30, 1999 and 1998 are discussed below.

Net Sales and Operating Revenues
--------------------------------

         Lime and Limestone: Net sales for the Company's Lime and Limestone segment totaled $40,468,000 for the three months ended September 30, 1999 compared with $40,575,000 in the same quarter of 1998. The 1999 Global Stone Winchester and the third quarter 1998 Filler Products acquisitions increased third quarter sales. This was offset by the disposition of Global Stone Detroit Lime in August 1999. Additionally, Port Inland experienced a 22% reduction in sales as aggregate stone sales have decreased in the Great Lakes region, and chemical stone sales have decreased to all regions as well.

         Marine Services: Operating revenues for the Company's Marine Services segment decreased by $1,296,000 or 4%, to $31,250,000 for the third quarter of 1999 from $32,546,000 for the third quarter of 1998. The reduction in operating revenues was primarily from lower water levels in the Great Lakes, which reduced the tonnage shipped per vessel trip. All twelve vessels were fully booked in both third quarter of 1999 and 1998.

         Industrial Sands: Net sales for the Company's Industrial Sands segment totaled $13,659,000 in the three months ended September 30, 1999, an increase of 7% from $12,724,000 for the same quarter of 1998. The increase in net sales is attributable to the increased demand in the segment's non-oilfield Orange County, California operations resulting from the strong construction market in the southwestern United States. . Additionally, the demand for sands provided to the oilfield by the Brady, Texas operation showed signs of recovery in the third quarter of 1999.

                        ---------------------------------

                THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1998



Cost of Goods Sold and Operating Expenses
-----------------------------------------

         Lime and Limestone: Cost of goods sold for the Lime and Limestone segment totaled $27,438,000 for the three months ended September 30, 1999, compared with $26,722,000 in the three months ended September 30, 1998, an increase of 3%. Cost of goods sold as a percentage of net sales was 68% in the third quarter of 1999 and 66% in the third quarter of 1998. Cost of goods sold was higher in 1999 because of repair costs related to the shutdown of both lime kilns at the Global Stone St. Clair operation in Marble City, Oklahoma.

         Marine Services: Operating expenses for the Marine Services segment totaled $21,130,000 for the three months ended September 30, 1999, compared with $20,944,000 for the same period in 1998, a increase of $186,000, or 1%. Operating expenses as a percentage of operating revenues was 68% in the third quarter of 1999 and 64% in the third quarter of 1998. The increase in operating expenses as a percentage of operating revenues resulted from decreased revenues attributable to lower Great Lakes water levels which reduced tonnage shipped per vessel, and from a 10% increase in fuel prices.

         Industrial Sands: Cost of goods sold for the Industrial Sands segment increased $162,000, or 2%, to $8,007,000 in the third quarter of 1999 from $7,845,000 for the same period in 1998. Cost of goods sold as a percentage of net sales was lower at 59% for the third quarter of 1999 compared with 62% for the same quarter of 1998. This reduction is primarily the result of improved operating efficiencies at our Orange County, California operations resulting from the strong demand for construction sand from that operation.


Depreciation, Depletion and Amortization
----------------------------------------

         Depreciation, depletion and amortization expense decreased 6% to $7,391,000 for the third quarter of 1999 compared with $7,849,000 for the same period of 1998. The decrease in depreciation reflects assets dispositions related to Port Inland's Detroit Dock and the Global Stone Detroit Lime transactions, partially offset by equipment purchases at the Industrial Sands' Orange County, California facility.

General, Administrative and Selling Expenses
--------------------------------------------

         Total general, administrative and selling expenses were $6,020,000 for third quarter of 1999, compared with $6,718,000 for 1998, a decrease of $698,000 or 10%. The percentage of general, administrative and selling expenses to total net sales and operating revenues declined to 7% in the third quarter of 1999 compared with 8% in the third quarter of 1998. General and administrative expenses were down in Port Inland because of lower commissions resulting from lower sales.

                        ---------------------------------

                THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1998


Income From Operations
----------------------

         Lime and Limestone: The Lime and Limestone segment contributed $6,513,000 to income from operations for the three months ended September 30, 1999, compared with $6,123,000 in 1998. The 6% increase in operating income is the result of the timing of the Global Stone Winchester and Filler Products acquisitions, offset by the reduced operating income from the third quarter dispositions of Global Stone Detroit Lime and Global Stone Ingersoll.

         Marine Services: The Company's Marine Services segment had income from operations of $6,874,000 for the third quarter of 1999, compared with operating income of $8,535,000 for the same quarter of 1998. The $1,661,000 or 19% reduction in operating income was the result of lower Great Lakes water levels, which limited the tonnage shipped per vessel trip, and higher fuel prices compared with the same period of 1998.

         Industrial Sands: Income from operations for the Industrial Sands segment was $3,139,000 for the third quarter of 1999 compared with $2,492,000 for the same period of 1998. The increase of $647,000 or 26% in income from operations was principally the result of increased demand at the non-oilfield Orange County, California operations resulting from the strong construction market in the southwestern United States.

         Corporate and Other: Certain cost of goods sold and general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other recognized a loss of $1,135,000 in the third quarter of 1999, which was $278,000 less, or 20% than the $1,413,000 loss for the three months ended September 30, 1998. The reduction in loss was primarily the result of a decrease in the Company's net cost for its retiree supplemental benefits.

Other
-----

         Interest expense for the third quarter of 1999 increased 5% to $7,804,000 in the third quarter of 1999 compared with $7,441,000 for the same period of 1998. The increase in interest expense is principally the result of increased debt levels attributable to the 1999 Global Stone Winchester acquisition and third quarter 1998 Filler Product acquisition. The debt levels were significantly reduced late in the third quarter of 1999 with the proceeds received from the disposition of Global Stone Ingersoll and Global Stone Detroit Lime.

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

         The Company has reviewed and assessed its information system hardware, business system software, production system hardware and other systems and technology used in its internal business operations and its production. Based on this review and assessment, the Company believes that the majority of its internal systems are Year 2000 compliant and that any non-compliance will not have a material adverse effect on the Company. The Company completed its internal Year 2000 remediation efforts in the third quarter of 1999 with the implementation of a new order processing system for both the Industrial Sands and Lime and Limestone business segments.

         As part of its Year 2000 program, the Company has also made efforts to determine and assess the Year 2000 compliance status of third parties with which it does business. During 1997, the Company sent a detailed questionnaire to its customers, suppliers, financial institutions and others to obtain information relating to the status of such third parties with respect to Year 2000 issues. Of the total questionnaires sent out, 95% of these third parties have returned their questionnaires to the Company. The Company is following up on the balance of the questionnaires not returned. Based upon its review of the returned questionnaires, the Company does not believe that it will experience material disruption of its operations as a result of third parties' Year 2000 noncompliance. In addition, since sending the questionnaires, the Company has maintained ongoing correspondence with its suppliers regarding Year 2000 issues and placed particular emphasis on determining the Year 2000 readiness of its critical suppliers.

         Due to the uncertainties associated with Year 2000 problems, the Company has developed a contingency plan to use manual entry in its accounting and order entry system in the event that its business or operations are disrupted as of January 1, 2000.

         The Company currently expects to incur total expenditures approximating $250,000 in connection with its Year 2000 remediation efforts. The Company believes that any additional cost, if any, of its remediation effort will not have a material impact on the Company's consolidated results of operations or financial condition.

         The Company believes it completed its internal Year 2000 compliance efforts. The remaining expenses related to the Company's Year 2000 compliance and remediation efforts are management's best estimates, which are based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. A specific factor that might cause such material differences is the ability to locate and correct all relevant computer codes. In addition, there can be no assurances that the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information regarding the Company's financial instruments that are sensitive to changes in interest rates was disclosed in the Form 10-K filed by the Company on March 29, 1999. The information disclosed has not changed materially in the interim period since December 31, 1998.



PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

 ------------------------------------------------------- ----------------------------------------------------
 (10) Fifth Amendment to Credit Agreement between        (b) Filed herewith as Exhibit 10
 KeyCorp, as Agent, and the Company, dated as of July
 23, 1999
 ------------------------------------------------------- ----------------------------------------------------

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OGLEBAY NORTON COMPANY

DATE: October 28, 1999                       By: /s/ David H. Kelsey
                                             ----------------------------------
                                                          David H. Kelsey
                                                        Vice President and
                                                      Chief Financial Officer
                                                    On behalf of the Registrant
                                                    and as Principal Financial
                                                      and Accounting Officer