Form 10-K405/A
period 1999-12-31
OGLEBAY NORTON CO /NEW/
filed 2000-03-15
CIK 1082816

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

OGLEBAY NORTON COMPANY

/S / DAVID H. KELSEY
By:
Vice President and Chief Financial Officer
March 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Company on March 14, 2000.

/s/ JOHN N. LAUER John N. Lauer Chairman, President and Chief Executive Officer and Director; Principal Executive Officer	/s/ JAMES T. BARLETT James T. Barlett Director

/s/ DAVID H. KELSEY David H. Kelsey Vice President and Chief Financial Officer; Principal Financial Officer	/s/ ALBERT C. BERSTICKER Albert C. Bersticker Director

/s/ MICHAEL F. BIEHL Michael F. Biehl Vice President — Finance and Treasurer; Principal Accounting Officer	/s/ MADELEINE W. LUDLOW Madeleine W. Ludlow Director

/s/ MALVIN E. BANK Malvin E. Bank Director	/s/ WILLIAM G. PRYOR William G. Pryor Director

/s/ WILLIAM G. BARES William G. Bares Director	/s/ JOHN D. WEIL John D. Weil Director