Form 10-Q
period 2000-03-31
OGLEBAY NORTON CO /NEW/
filed 2000-05-12
CIK 1082816

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000 Commission File number 000-25651

OGLEBAY NORTON COMPANY

(Exact name of registrant as specified in its charter)

Delaware	34-1888342

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1100 Superior Avenue Cleveland, Ohio	44114-2598

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (216) 861-3300

None

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No ___

Shares of Common Stock outstanding at April 30, 2000: 4,965,136

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION	Page Number

Item 1
Condensed Consolidated Statement of Operations (Unaudited) - Three Months Ended March 31, 2000 and 1999	3

Condensed Consolidated Balance Sheet (Unaudited) - March 31, 2000 and December 31, 1999	4

Condensed Consolidated Statement of Cash Flows (Unaudited) - Three Months Ended March 31, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements	6 -10

Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 16

Item 3
Quantitative and Qualitative Disclosures About Market Risk	16

PART II. OTHER INFORMATION

Item 4
Submission of Matters to a Vote of Security Holders	17

Item 6
Exhibits and Reports on Form 8-K	18

 Part I. Item 1. FINANCIAL INFORMATION
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended March 31
	2000	1999

NET SALES AND OPERATING REVENUES	$48,300	$45,088

COSTS AND EXPENSES
Cost of goods sold and operating expenses	32,748	31,004
Depreciation, depletion and amortization	5,361	4,916
General, administrative and selling expenses	7,624	6,221

	45,733	42,141

INCOME FROM OPERATIONS	2,567	2,947

Gain (loss) on disposition of assets	144	(2)
Interest expense	(6,909)	(7,339)
Other (expense) income - net	(26)	174

LOSS BEFORE INCOME TAXES	(4,224)	(4,220)
Income tax benefit	(1,414)	(1,205)

NET LOSS	$(2,810)	$(3,015)

NET LOSS PER SHARE - BASIC	$(0.57)	$(0.63)

NET LOSS PER SHARE - ASSUMING DILUTION	$(0.57)	$(0.63)

DIVIDENDS PER SHARE OF COMMON STOCK	$0.20	$0.20

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

ASSETS
	(UNAUDITED)
	March 31 2000	December 31 1999
CURRENT ASSETS
Cash and cash equivalents	$-0-	$-0-
Accounts receivable, less reserve for doubtful accounts
(2000-$1,250; 1999-$1,200)	35,269	46,088
Income tax receivable	1,197	1,197
Inventories	31,539	32,704
Deferred income taxes	2,384	2,384
Prepaid insurance and other expenses	13,587	5,523

TOTAL CURRENT ASSETS	83,976	87,896

PROPERTY AND EQUIPMENT	573,538	565,052
Less allowances for depreciation, depletion and amortization	216,420	211,656

	357,118	353,396
GOODWILL (net of accumulated amortization
of $6,334 in 2000 and $3,711 in 1999)	74,946	75,138
PREPAID PENSION COSTS	35,870	34,895
OTHER ASSETS	17,793	16,774

TOTAL ASSETS	$569,703	$568,099

LIABILITIES AND STOCKHOLDERS' EQUITY
	(UNAUDITED)
	March 31 2000	December 31 1999
CURRENT LIABILITIES
Current portion of long-term debt	$4,879	$4,991
Accounts payable	14,444	13,208
Payrolls and other accrued compensation	4,727	10,878
Accrued expenses	9,128	10,461
Accrued interest expense	3,377	5,853
Income taxes payable	1,530	3,774

TOTAL CURRENT LIABILITIES	38,085	49,165

LONG-TERM DEBT, less current portion	311,838	296,715
POSTRETIREMENT BENEFITS OBLIGATIONS	25,870	25,856
OTHER LONG-TERM LIABILITIES	17,312	17,550
DEFERRED INCOME TAXES	38,682	37,804

STOCKHOLDERS' EQUITY
Common stock, par value $1 per share, authorized 10,000 shares;
issued 7,253 shares	7,253	7,253
Additional capital	9,335	9,112
Retained earnings	152,815	156,617
Accumulated other comprehensive expense	(124)	(111)

	169,279	172,871
Treasury stock, at cost - 2,290 and 2,434 shares at respective dates	(31,363)	(31,862)

	137,916	141,009

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$569,703	$568,099

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(UNAUDITED)

	Three Months Ended March 31
	2000	1999
OPERATING ACTIVITIES	$(2,810)	$(3,015)
Net loss
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, depletion and amortization	5,361	4,916
Deferred income taxes	878	300
(Gain) loss on disposition of assets	(144)	2
(Increase) decrease in prepaid pension costs	(975)	(940)
Deferred vessel maintenance costs	(5,943)	(5,653)
Decrease in accounts receivable	10,819	5,187
Decrease in inventories	1,165	369
Increase (decrease) in accounts payable	1,235	(737)
Decrease in payrolls and other accrued compensation	(6,151)	(4,795)
Decrease in accrued expenses	(1,333)	(3,183)
Decrease in accrued interest	(2,476)	(3,025)
(Decrease) increase in income taxes payable	(2,244)	1,190
Other operating activities	(2,824)	(2,015)

NET CASH USED FOR OPERATING ACTIVITIES	(5,442)	(11,399)

INVESTING ACTIVITIES
Capital expenditures	(8,169)	(7,126)
Acquisition of businesses	(562)	(12,598)
Proceeds from the disposition of assets	168	43

NET CASH USED FOR INVESTING ACTIVITIES	(8,563)	(19,681)

FINANCING ACTIVITIES
Repayments on long-term debt	(33,550)	(22,786)
Additional long-term debt	48,561	55,280
Financing costs	(1)	(531)
Payments of dividends	(992)	(953)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,018	31,010

Effect of exchange rate changes on cash and cash equivalents	(13)	147

Decrease in cash and cash equivalents	-0-	77

CASH AND CASH EQUIVALENTS, JANUARY 1	-0-	1,940

CASH AND CASH EQUIVALENTS, MARCH 31	$-0-	$2,017

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made. Additionally, certain amounts in the prior year have been reclassified to conform with the 2000 condensed consolidated financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

  The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

  In the second quarter of 2000, the Company acquired all of the partnership interests in Michigan Limestone Operations Limited Partnership ("Michigan Limestone") for: $53,000 in cash; $8,247 in assumed debt of which $6,314 was refinanced at closing; and contingent payments subject to achieving certain operating performance parameters over the next decade. The business has two facilities in Michigan that supply high calcium and dolomitic limestone to a wide variety of users including the construction, energy and steel industries. The assets and results of operations of Michigan Limestone will be included within the Company's Lime and Limestone segment.

  In conjunction with the Michigan Limestone acquisition, the Company entered into a new three-year $118,000 Term Loan with its banking group and extended its existing $232,000 Senior Credit Facility by two years. Both facilities expire on April 3, 2003 and do not require any amortization of principal. The pricing features and covenants of the new Term Loan are the same as the existing Senior Credit Facility. Both credit facilities are senior to the Company's $100,000 Senior Subordinated Notes issued in 1999.

In the first quarter of 1999, the Company's Lime and Limestone segment acquired the assets of the W.S. Frey Company ("Global Stone Winchester") for $12,008 in cash and shares of the Company's common stock, issued from treasury, having a guaranteed value of $1,500. Consideration for the acquisition also included non-competition and royalty payments of $3,500 of which $510 was paid at the date of acquisition with the balance being deferred. Global Stone Winchester operates a high purity limestone quarry and lime works and is located near two other of the Company's operations. In the fourth quarter of 1999, the Company acquired the assets of Franklin Industries' Mica business (renamed Oglebay Norton Specialty Minerals, Inc. ("Specialty Minerals")) for $32,000 in cash. The business has two operations in the United States (North Carolina and New Mexico) and consists of mining reserves, production facilities, equipment and other assets used in the mining, processing, and distribution of mica.

All acquisitions were accounted for under the purchase method. The results of operations for these acquired businesses are included in the consolidated financial statements from the respective dates of acquisition. The purchase prices have been or will be allocated based on estimated fair values at the dates of acquisition. The purchase price allocations for Specialty Minerals will be finalized during 2000 as the asset and liability valuations are completed. Assuming the above acquisitions had taken place at the beginning of 1999, proforma results for 2000 and 1999 would not be materially different from the Company's actual results.

In the third quarter of 1999, the Company sold in separate transactions the stock of its (i) Global Stone Detroit Lime Company ("Detroit Lime") and (ii) Global Stone Ingersoll Ltd. ("Ingersoll") subsidiaries. The sale of Detroit Lime was completed in August 1999 with net proceeds of $15,250. The sale of Ingersoll was completed in September 1999 with net proceeds of $45,700. (Ingersoll was a non-guarantor subsidiary of the Company's Senior Subordinated Notes.) Detroit Lime and Ingersoll combined for 1999 revenues of $20,564 and operating income of $2,050. The net proceeds of $60,950 were used to reduce amounts outstanding on the Company's Senior Credit Facility. In finalizing the purchase price allocation in 1999 for the Global Stone acquisition, the underlying assets and liabilities of Detroit Lime and Ingersoll were adjusted to fair market value based upon the definitive sales agreements entered into during the second quarter of 1999. The re-allocation of the Global Stone purchase price resulted in a $23,300 reduction in goodwill.

In the third quarter of 1999, the Company sold a dock located in Detroit, Michigan for $1,985 in cash. The sale resulted in a pretax gain of $1,642 (net gain of $1,067 or $0.22 per share, assuming dilution). In the fourth quarter of 1999, the Company sold an inactive coal property for $1,520 in cash. The sale resulted in a pretax and net gain of $1,836 (or $0.37 per share, assuming dilution).

4.  The following table sets forth the reconciliation of the Company's net loss to its comprehensive loss:

	Three Months Ended March 31
	2000	1999

Net Loss	$(2,810)	$(3,015)
Other comprehensive (loss) income:

Foreign currency translation adjustments	(13)	525

Comprehensive Loss	$(2,823)	$(2,490)

The calculation of net loss per share follows:

	Three Months Ended March 31

	2000	1999

Net loss per share-basic:

Net loss	$(2,810)	$(3,015)

Average number of shares outstanding	4,959	4,791

Net loss per share-basic	$ (0.57)	$ (0.63)

	Three Months Ended March 31

	2000	1999

Net loss per share-assuming dilution:

Net loss	$(2,810)	$(3,015)

Average number of shares outstanding	4,959	4,791
Dilutive effect of stock plans	-0-	-0-

Adjusted average number of shares outstanding	4,959	4,791

Net loss per share- assuming dilution	$ (0.57)	$ (0.63)

The Company supplies essential natural resources to industrial and commercial customers. Through its three operating segments — Lime and Limestone, Industrial Sands and Marine Services — the Company serves customers, through a direct sales force, in a wide range of industries, including metallurgy, building materials, energy, environmental and industrial.

The following table sets forth the operating segment information as of and for the three months ended March 31, 2000 and 1999:

	Lime and Limestone	Industrial Sands	Marine Services	Total Segments	Corporate & Other	Consolidated

2000
Identifiable assets	$287,412	$60,215	$134,948	$482,575	$87,128	$569,703
Depreciation, depletion and amortization expense	3,470	1,245	30	4,745	616	5,361
Capital expenditures	4,873	1,369	1,807	8,049	120	8,169

Net sales and operating revenues	$29,299	$12,619	$2,479	44,397	$3,903	$48,300

Operating income (loss)	$2,901	$1,554	$(211)	$4,244	$(1,677)	$2,567
Gain on disposition of assets					144	144
Interest expense					(6,909)	(6,909)
Other expense- net					(26)	(26)

Income (loss) before income taxes	$2,901	$1,554	$(211)	$4,244	$(8,468)	$(4,224)

1999
Identifiable assets	$341,714	$53,625	$136,513	$531,852	$52,221	$584,073
Depreciation, depletion and amortization expense	3,705	1,154	21	4,880	36	4,916
Capital expenditures	4,765	784	1,498	7,047	79	7,126

Net sales and operating revenues	$32,040	$10,471	$2,577	$45,088		$45,088

Operating income (loss)	$2,800	$1,381	$24	$4,205	$(1,258)	$2,947
Gain (loss) on disposition of assets		22		22	(24)	(2)
Interest expense					(7,339)	(7,339)
Other income- net					174	174

Income (loss) before income taxes	$2,800	$1,403	$24	$4,227	$(8,447)	$(4,220)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) unfavorable weather conditions and/or water levels; (2) fluctuations in oil prices; (3) a decline in steel production; (4) changes in the demand for the Company's products or services due to changes in technology; (5) a decline in Great Lakes, Mid-Atlantic and California construction activity; (6) the outcome of negotiations of labor agreements; (7) the loss or bankruptcy of major customers;, and (8) changes in environmental laws. Fluctuations in oil prices have both a positive and negative impact on the Company. High oil prices generally result in more drilling activity, positively impacting our Industrial Sands business segment, while at the same time increasing the Marine Services fleet's operating costs.

     Due to the seasonal nature of certain aspects of the Company's business, the operating results and cash flows for the first three months of the year are not necessarily indicative of the results to be expected for the full year.

FINANCIAL CONDITION

     In the second quarter of 2000, the Company acquired all of the partnership interests in Michigan Limestone Operations Limited Partnership ("Michigan Limestone") for: $53,000,000 in cash; $8,247,000 in assumed debt of which $6,314,000 was refinanced at closing; and contingent payments subject to achieving certain operating performance parameters over the next decade. The business has two facilities in Michigan that supply high calcium and dolomitic limestone to a wide variety of users including the construction, energy and steel industries. The assets and results of operations of Michigan Limestone will be included within the Company's Lime and Limestone segment.

     In conjunction with the Michigan Limestone acquisition, the Company entered into a new three-year $118,000,000 Term Loan with its banking group and extended its existing $232,000,000 Senior Credit Facility by two years. Both facilities expire on April 3, 2003 and do not require any amortization of principal. The pricing features and covenants of the new Term Loan are the same as the existing Senior Credit Facility. Both credit facilities are senior to the Company's $100,000,000 Senior Subordinated Debentures issued in 1999.

     In December of 1999 the Company acquired the assets of Franklin Industries' Mica business (subsequently renamed Oglebay Norton Specialty Minerals Inc. ("Specialty Minerals")) for a purchase price of $32,000,000. Specialty Minerals is grouped with Corporate and Other. Also in 1999 the Company acquired the assets of the W.S. Frey Company ("Global Stone Winchester") for $12,008,000 in cash and shares of the Company's common stock, issued from treasury, having a guaranteed value of $1,500,000. Consideration for the Global Stone Winchester acquisition also included non-compete and royalty payments of $3,500,000, of which $510,000 was paid at the acquisition date and the balance deferred.

     Global Stone Winchester is part of the Lime and Limestone segment. The above acquisitions were accounted for as business combinations applying the purchase method of accounting. Assuming the above acquisitions had taken place at the beginning of 1999, proforma results for 2000 and 1999 would not be materially different from the Company's actual results. The purchase price allocations for Specialty Minerals will be finalized in 2000 after the asset and liability valuations are completed.

     During 1999, the Company sold in separate transactions the stock of its (i) Global Stone Detroit Lime Company ("Detroit Lime") and (ii) Global Stone Ingersoll Ltd. ("Ingersoll") subsidiaries to affiliates of Carfin S. A., a Belgian corporation and member of the Carmeuse Group. The sale of Detroit Lime netted proceeds of $15,250,000 in August 1999, while net proceeds of $45,700,000 were received on the sale of Ingersoll in September 1999. The combined net proceeds of $60,950,000 were used to reduce amounts outstanding on the Company's Senior Credit Facility. The sales of Detroit Lime and Ingersoll were agreed to in principle within one year of their respective acquisition dates thus allowing the Company to record the transaction as an adjustment to the purchase price of Global Stone and reduce goodwill by $23,300,000 for the difference between the sale proceeds and the net book values of Detroit Lime and Ingersoll.

     The Company's operating activities used cash of $5,442,000 in the first three months of 2000 compared with $11,399,000 used in the same period in 1999. The decrease in operating cash used resulted primarily from an increase in cash from the collection of accounts receivable. Because of higher revenues at the end of 1999, the Company collected $13,500,000 in cash on Marine Services' receivables in the first quarter of 2000, almost $3,000,000 more than in the same period of 1999. The Company also benefited from receivable collections from Industrial Sands related to an increase in first quarter 2000 sales. Because of lower average borrowings, interest paid was $600,000 lower in the first three months of 2000 compared to the same period in 1999. The operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

     Capital expenditures totaled $8,169,000 in the first three months of 2000 compared with $7,126,000 for the same period in 1999. Expenditures in the first three months of 2000 and 1999 included Marine Services vessel inspection costs of $1,126,000 and $357,000, respectively. Inspections were required on three vessels in 2000, compared with one in 1999. Other increases in capital expenditures are in Industrial Sands and include replacement of mobile equipment at their Ohio operations. Capital expenditures for 2000 are now expected to approximate $30,000,000.

     In the first three months of 2000 the Company's additional borrowings exceeded debt repayments by $15,011,000 compared with the first three months of 1999 in which additional borrowings exceeded debt repayments by $32,494,000. Additional borrowings exceeded debt repayments in both years because of working capital requirements resulting from the seasonality of Marine Services' segment and certain Lime and Limestone operations. The borrowings were higher in the first quarter of 1999 than 2000 because of the additional debt used to fund the Global Stone Winchester acquisition. The interest rate on the Senior Credit Facility, which approximated 8.4% at March 31, 2000, is based on LIBOR interest rates, plus an applicable margin.

     The Company's Senior Subordinated Notes, privately placed with multiple purchasers in February 1999, mature in February 2009 and have a fixed interest rate of 10%. The notes were subsequently publicly registered in June 1999. The Company paid $531,000 of financing costs in the first three months of 1999 related to the private placement of these notes and an amendment to the Senior Credit Facility.

     The Company declared a dividend of $0.20 per share in the first quarter of  both 2000 and 1999. Dividends paid were $992,000 in the first quarter of 2000 compared with $953,000 for the same three months in 1999.

     In conjunction with the Michigan Limestone acquisition, the Company increased its borrowing capacity by adding a $118,000,000 term loan with its existing banking group in the second quarter of 2000. This new term loan, existing financial resources and anticipated cash flows from operations are expected to meet the Company's needs during 2000. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the lowest possible cost.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO
THREE MONTHS ENDED MARCH 31, 1999

     The Company's net sales and operating revenues of $48,300,000 in the first quarter of 2000 were 7% greater than net sales and operating revenues of $45,088,000 for the same quarter in 1999. Operating income for the first quarter of 2000 was $2,567,000 or 13% less than the $2,947,000 for the same quarter in 1999. The Company reported a net loss of $2,810,000 ($0.57 per share, assuming dilution) for the three months ended March 31, 2000, compared with a net loss of $3,015,000 ($0.63 per share, assuming dilution) for the same period in 1999. The increase in net sales and operating revenues is attributable to the December 1999 acquisition of Specialty Minerals and growth in existing minerals operations, as discussed below. The $380,000, or 13%, decrease in operating income can be primarily attributed to lower operating income in the Marine Services business, as discussed later, and non-recurring higher general, administrative and selling expenses. The $205,000 or 7% decrease in net loss was primarily the result of a higher effective tax rate in 2000.

     Operating results of the Company's business segments for the three months ended March 31, 2000 and 1999 are discussed below.

Net Sales and Operating Revenues

     Lime and Limestone: Net sales for the Company's Lime and Limestone segment totaled $29,299,000 for the three months ended March 31, 2000, compared with $32,040,000 in the same quarter of 1999, a decrease of $2,741,000 or 9%. The 1999 sales include Detroit Lime and Ingersoll with combined sales of $6,991,000. This is offset by the Global Stone Winchester acquisition and increases in sales in decorative stone at the Buchanan, Virginia operations and industrial fillers at both the Buchanan, Virginia and Chatsworth, Georgia operations.

     Industrial Sands: Net sales for the Company's Industrial Sands segment totaled $12,619,000 in the three months ended March 31, 2000, an increase of 21% from $10,471,000 for the same quarter of 1999. The increase in net sales is attributable to: the greater demand for and sands provided to the oilfield by the Brady, Texas operation resulting from the increase in oil prices; and the continued increased demand in the segment's Orange County, California operations resulting from the strong construction market in the southwestern United States.

     Marine Services: Operating revenues for the Company's Marine Services segment decreased by $98,000 or 4%, to $2,479,000 for the first quarter of 2000 from $2,577,000 for the first quarter of 1999. The reduction in operating revenues was primarily because of 22 fewer sailing days in the first quarter of 2000 compared with 1999. This was offset by fuel surcharges included in vessel revenues and a 60% increase in revenues from the Bulk Terminal in Cleveland, Ohio. First quarter revenues for Marine Services are historically not material to the total year because of the curtailed winter operations.

     Corporate and Other: Net sales include the operations of Specialty Minerals, acquired in December 1999, and totaled $3,903,000.

Cost of Goods Sold and Operating Expenses

     Lime and Limestone: Cost of goods sold for the Lime and Limestone segment totaled $20,399,000 during the three months ended March 31, 2000, compared with $22,494,000 in the three months ended March 31, 1999, a decrease of 9%. Cost of goods sold declined in 2000 because the dispositions the Detroit Lime and Ingersoll were only partially offset by the acquisition of Global Stone Winchester. Cost of goods sold as a percentage of net sales were 70% in the first quarter of both 2000 and 1999.

     Industrial Sands: Cost of goods sold for the Industrial Sands segment increased $1,402,000, or 21%, to $8,233,000 in the first quarter of 2000 from $6,831,000 for the same period in 1999. Cost of goods sold as a percentage of net sales were 65% for the first quarter of 2000 and 1999. The increase in total cost of sales dollars is the direct result of the demand increases at the Brady, Texas operations, and Orange County, California operations.

     Marine Services: Operating expenses for the Marine Services segment totaled $1,583,000 for the three months ended March 31, 2000, compared with $1,679,000 for the same period in 1999, a decrease of $96,000, or 6%. Operating expenses as a percentage of operating revenues were 64% in the first quarter of 2000 and 65% in the first quarter of 1999. The decrease in operating expenses as a percentage of operating revenues resulted from an improvement in the Bulk Terminal operation in Cleveland, Ohio due to an increase in shuttle business on the Cuyahoga river in the first quarter of 2000.

     Corporate and Other: Cost of goods sold for the operations of Specialty Minerals totaled $2,533,000, 65% as a percentage of net sales, and was included in this category.

Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization expense increased 9% to $5,361,000 for the first quarter of 2000 compared with $4,916,000 for the same period of 1999. The increase in depreciation is primarily attributable to the added depreciation from the Specialty Minerals acquisition. This increase is tempered only slightly by the net reduction in depreciation in Lime and Limestone resulting from the dispositions of Detroit Lime and Ingersoll offset by the addition of Global Stone Winchester.

General, Administrative and Selling Expenses

     Total general, administrative and selling expenses were $7,624,000 for first quarter of 2000, compared with $6,221,000 for 1999, an increase of $1,403,000 or 23%. The percentage of general, administrative and selling expenses to total net sales and operating revenues increased to 16% in the first quarter of 2000 compared with 14% in the first quarter of 1999. General and administrative expenses were higher because of the initial start up of Specialty Minerals, hiring at Industrial Sands to handle growth in this business segment, and non-recurring charges at the corporate office.

Operating Income

     Lime and Limestone: The Lime and Limestone segment contributed $2,901,000 to operating income for the three months ended March 31, 2000, compared with $2,800,000 in 1999. The 4% increase in operating income in first quarter 2000 is the result of increased sales of decorative stone at the Buchanan, Virginia operation and industrial fillers at both the Buchanan, Virginia and Chatsworth, Georgia operations. This increase more than offset the net reduction in operating income caused from the third quarter 1999 dispositions of Detroit Lime and Ingersoll, partially offset by the March, 1999 acquisition of the Global Stone Winchester.

     Industrial Sands: Operating income for the Industrial Sands segment was $1,554,000 for the first quarter of 2000 compared with $1,381,000 for the same period of 1999. The increase of $173,000 or 13% in operating income was principally the result of increased demand for frac sands, used in oil field drilling, from the Brady, Texas operation plus the continued strong performance at the Orange County, California operations resulting from the strong construction market in the southwestern United States. This was slightly offset by the increased general, administrative and selling expenses, the result of personnel additions in response to the growth within the business segment.

     Marine Services: The Company's Marine Services segment had an operating loss of $211,000 for the first quarter of 2000, compared with operating income of $24,000 for the same quarter of 1999. The loss in first quarter 2000 is the result of fewer vessel sailing days and increased labor costs.

     Corporate and Other: Certain cost of goods sold and general and administrative expenses are not allocated to the business segments. Moreover, the acquisition of Specialty Minerals is also included in this category. Accordingly, Corporate and Other recognized an operating loss of $1,677,000 in the first quarter of 2000, which was $419,000 or 33% more than the $1,258,000 operating loss for the three months ended March 31, 1999. The increase in operating loss was primarily the result of non-recurring general and administrative expenses.

Other

     Interest expense decreased 6% to $6,909,000 in the first quarter of 2000 compared with $7,339,000 for the same period of 1999. The decrease in interest expense is principally the result of lower debt levels from net cash flow from operations and from proceeds received on the dispositions of Ingersoll and Detroit Lime. The December 1999 acquisition of Specialty Minerals and the March 1999 Global Stone Winchester acquisition partially offset the reduction in debt. Also, the Company has been able to partially offset the increase in interest rates on its Senior Credit Facility through the benefit of favorable fixed rate interest rate swaps and the reduction of the premium over the libor base rate charged the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding the Company's financial instruments that are sensitive to changes in interest rates was disclosed in the Form 10-K filed by the Company on March 14, 2000. The information disclosed has not changed materially in the interim period since December 31, 1999.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2000, the Company held its 2000 Annual Meeting of Stockholders at which time J. T. Bartlett, A.C. Bersticker and W.G. Pryor were elected directors to serve in the Class of 2003. The other directors of the Company whose terms continue are M.E. Bank, W.G. Bares, J.N. Lauer, M.W. Ludlow, and J.D. Weil. In addition, the stockholders approved Proposal 2, the 1999 Long-Term Incentive Plan (LTIP). Voting for the election of directors and the LTIP was as follows:

	J.T. Bartlett	A.C. Bersticker	W.G. Pryor	1999 LTIP

For:	4,428,275	4,424,840	4,420,710	3,596,432

Against:	-0-	-0-	-0-	290,978

Abstentions:	51,288	55,257	59,387	23,581

Broker Non-Votes:	-0-	-0-	-0-	596,106

Proxies were solicited on behalf of the company by Georgesson and Company, as set forth in the Company's definitive proxy statement dated March 14, 2000.

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1 Supplemental Indenture dated April 3, 2000 among Registrant and Norwest Bank Minnesota, National Association	Filed herewith as Exhibit 4.1

4.2 Supplemental Indenture dated April 26, 2000 among Registrant and Norwest Bank Minnesota, National Association	Filed herewith as Exhibit 4.2

10.1 Amended and Restated Credit Agreement dated as of April 3, 2000 by and among Registrant and Keybank National Association, as administrative agent and other banks	Filed herewith as Exhibit 10.1

10.2 Loan Agreement dated as of April 3, 2000 by and among Registrant and Keybank National Association, as administrative agent and other banks	Filed herewith as Exhibit 10.2

27 Financial Data Schedule	Filed herewith as Exhibit 27

(b) On April 27, 2000 the Company filed a current report on Form 8-K with respect to its acquisition of Michigan Limestone Operations Limited Partnership.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: May 12, 2000	By:	/s/ David H. Kelsey
David H. Kelsey Vice President and Chief Financial Officer On behalf of the Registrant as Principal Financial Officer

	By:	/s/ Michael F. Biehl
Michael F. Biehl Vice President- Finance And Treasurer On behalf of the Registrant as Principal Accounting Officer