Form 10-Q
period 2000-06-30
OGLEBAY NORTON CO /NEW/
filed 2000-08-10
CIK 1082816

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended June 30, 2000 Commission File number 000-25651

OGLEBAY NORTON COMPANY

(Exact name of registrant as specified in its charter)

Delaware	34-1888342
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1100 Superior Avenue Cleveland, Ohio	44114-2598
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 216 861-3300

None

Former name, former address and former fiscal year, if changed since last report

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                                                    Yes  ☒                                                                 No  ☐

Shares of Common Stock outstanding at July 31, 2000: 4,967,855

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION	Page Number

Item 1
Condensed Consolidated Statement of Operations (Unaudited) – Three Months Ended June 30, 2000 and 1999 and Six Months Ended June 30, 2000 and 1999	3
Condensed Consolidated Balance Sheet (Unaudited) - June 30, 2000 and December 31, 1999	4
Condensed Consolidated Statement of Cash Flows (Unaudited) – Six Months Ended June 30, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements	6 -11

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21

Item 3
Quantitative and Qualitative Disclosures About Market Risk	21

PART II. OTHER INFORMATION

Item 6
Exhibits and Reports on Form 8-K	22

Part I. Item 1. FINANCIAL INFORMATION
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
	(UNAUDITED)
NET SALES AND OPERATING REVENUES	$98,532	$86,657	$146,833	$131,745

COSTS AND EXPENSES
Cost of goods sold and operating expenses	63,918	56,619	96,630	87,590
Depreciation, depletion and amortization	8,882	8,069	14,243	12,985
General, administrative and selling expenses	7,697	5,675	15,358	11,929

	80,497	70,363	126,231	112,504

OPERATING INCOME	18,035	16,294	20,602	19,241

Gain (loss) on disposition of assets	29	(1)	173	(3)
Interest expense	(8,222)	(7,982)	(15,131)	(15,321)
Other (expense) income – net	(202)	(87)	(228)	87

INCOME BEFORE INCOME TAXES	9,640	8,224	5,416	4,004
Income taxes	3,148	2,347	1,734	1,142

NET INCOME	$ 6,492	$ 5,877	$ 3,682	$ 2,862

NET INCOME PER SHARE – BASIC	$ 1.30	$ 1.21	$ 0.74	$ 0.59

NET INCOME PER SHARE – ASSUMING DILUTION	$ 1.30	$ 1.21	$ 0.74	$ 0.59

DIVIDENDS PER SHARE OF COMMON STOCK	$ 0.20	$ 0.20	$ 0.40	$ 0.40

See notes to condensed consolidated financial statements.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

	(UNAUDITED)
	June 30 2000	December 31 1999
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ -0-	$ -0-
Accounts receivable, less reserve for doubtful accounts (2000-$1,381; 1999-$1,200)	61,972	46,088
Income tax receivable	1,197	1,197
Inventories	37,064	32.074
Deferred income taxes	2,385	2,384
Prepaid insurance and other expenses	13,138	5,523

TOTAL CURRENT ASSETS	115,756	87,896

PROPERTY AND EQUIPMENT	687,752	565,052
Less allowances for depreciation, depletion and amortization	247,563	211,656

	440,189	353,396

GOODWILL (net of accumulated amortization of $6,873 in 2000 and $3,711in 1999)	65,518	75,138
PREPAID PENSION COSTS	36,845	34,895
OTHER ASSETS	18,672	16,774

TOTAL ASSETS	$676,980	$568,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
	(UNAUDITED)
	June 30 2000	December 31 1999
CURRENT LIABILITIES
Current portion of long-term debt	$ 4,395	$ 4,991
Accounts payable	17,174	13,208
Payrolls and other accrued compensation	8,371	10,878
Accrued expenses	10,902	10,461
Accrued interest expense	9,425	5,853
Income taxes payable	3,768	3,774

TOTAL CURRENT LIABILITIES	54,035	49,165

LONG-TERM DEBT, less current portion	381,895	296,715
POSTRETIREMENT BENEFITS OBLIGATIONS	38,301	25,856
OTHER LONG-TERM LIABILITIES	19,641	17,550
DEFERRED INCOME TAXES	39,587	37,804
STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share, authorized 10,000 shares; issued 7,253 shares;	7,253	7,253
Additional capital	9,432	9,112
Retained earnings	158,314	156,617
Accumulated other comprehensive expense	(107)	(111)

	174,892	172,871
Treasury stock, at cost – 2,287 and 2,434 shares at respective dates	(31,371)	(31,862)
	143,521	141,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$676,980	$568,099

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30
	2000	1999
	(UNAUDITED)
OPERATING ACTIVITIES
Net income	$ 3,682	$ 2,862
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation, depletion and amortization	14,243	12,985
Deferred income taxes	1,783	998
(Gain) loss on disposition of assets	(173)	3
Increase in prepaid pension costs	(1,950)	(2,496)
Deferred vessel maintenance costs	(5,539)	(5,924)
Increase in accounts receivable	(10,518)	(10,190)
Increase in inventories	(777)	(110)
Increase in accounts payable	2,214	1,180
Decrease in payrolls and other accrued compensation	(4,709)	(3,343)
Increase (decrease) in accrued expenses	731	(1,431)
Increase in accrued interest	3,507	184
(Decrease) increase in income taxes payable	(6)	711
Other operating activities	(2,752)	(1,108)

NET CASH USED FOR OPERATING ACTIVITIES	(264)	(5,679)

INVESTING ACTIVITIES
Capital expenditures	(16,887)	(16,555)
Acquisition of businesses	(62,434)	(13,367)
Proceeds from the disposition of assets	192	7

NET CASH USED FOR INVESTING ACTIVITIES	(79,129)	(29,915)

FINANCING ACTIVITIES
Repayments on long-term debt	(283,324)	(62,087)
Additional long-term debt	365,973	98,905
Financing costs	(1,141)	(746)
Payments of dividends	(1,986)	(1,918)
Purchases of treasury stock	(134)	(319)

NET CASH PROVIDED BY FINANCING ACTIVITIES	79,388	33,835

Effect of exchange rate changes on cash and cash equivalents	5	557

Decrease in cash and cash equivalents	-0-	(1,202)

CASH AND CASH EQUIVALENTS, JANUARY 1	-0-	1,940

CASH AND CASH EQUIVALENTS, JUNE 30	$ -0-	$ 738

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Company, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made. Additionally, certain amounts in the prior year have been reclassified to conform with the 2000 condensed consolidated financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 1999 Annual Report on Form 10-K.

The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.	Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Company’s business. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements. Actual results could differ from those estimates and assumptions.

3.	In the second quarter of 2000, the Company acquired all of the partnership interests in Michigan Limestone Operations Limited Partnership (“Michigan Limestone”) for: $53,000,000 in cash; $8,247,000 in assumed debt; and contingent payments subject to achieving certain operating performance parameters over the next decade. Of the assumed debt, $6,314,000 was refinanced at closing. The business has two facilities in Michigan that supply high calcium and dolomitic limestone to a wide variety of users including the construction, energy and steel industries. Both facilities have access to the Great Lakes and ship essentially all their output by vessel. The assets and results of operations of Michigan Limestone are included within the Company’s Lime and Limestone segment.

In conjunction with the Michigan Limestone acquisition, the Company entered into a new three-year $118,000,000 Term Loan with its banking group and extended its existing $232,000,000 Senior Credit Facility by two years. Both facilities expire on April 3, 2003 and do not require any amortization of principal. The pricing features and covenants of the new Term Loan are the same as the existing Senior Credit Facility. Both credit facilities are senior to the Company’s $100,000,000 Senior Subordinated Notes issued in 1999.

In the first quarter of 1999, the Company’s Lime and Limestone segment acquired the assets of the W.S. Frey Company (“Global Stone Winchester”) for $12,008,000 in cash and shares of the Company’s common stock, issued from treasury, having a guaranteed value of $1,500,000. Consideration for the acquisition also included non-competition and royalty payments of $3,500,000 of which $510,000 was paid at the date of acquisition. Global Stone Winchester operates a high purity limestone quarry and lime works and is located near two other of the Company’s operations. In the fourth quarter of 1999, the Company acquired the assets of Franklin Industries’ Mica business (renamed Oglebay Norton Specialty Minerals, Inc. (“Specialty Minerals”)) for $31,600,000 in cash. The business has two operations in the United States (North Carolina and New Mexico) and consists of mining reserves, production facilities, equipment and other assets used in the mining, processing, and distribution of mica.

All acquisitions were accounted for under the purchase method. The results of operations for these acquired businesses are included in the consolidated financial statements from the respective dates of acquisition. The purchase prices have been or will be allocated based on estimated fair values at the dates of acquisition. Assuming the above acquisitions had taken place at the beginning of 1999, proforma results for 2000 and 1999 would not differ materially from the Company’s actual results.

In the third quarter of 1999, the Company sold in separate transactions the stock of its (i) Global Stone Detroit Lime Company (“Detroit Lime”) and (ii) Global Stone Ingersoll Ltd. (“Ingersoll”) subsidiaries. The sale of Detroit Lime was completed in August 1999 with net proceeds of $15,250,000. The sale of Ingersoll was completed in September 1999 with net proceeds of $45,700,000. The combined net proceeds of $60,950,000 were used to reduce amounts outstanding on the Company’s Senior Credit Facility. The sales of Detroit Lime and Ingersoll were agreed to in principle within one year of their respective acquisition dates thus allowing the Company to record the transaction as an adjustment to the purchase price of Global Stone and reduce goodwill by $23,300,000 for the difference between the sale proceeds and the net book values of Detroit Lime and Ingersoll.

In the third quarter of 1999, the Company sold a dock located in Detroit, Michigan for $1,985,000 in cash. The sale resulted in a pretax gain of $1,642,000 (net gain of $1,067,000 or $0.22 per share, assuming dilution). In the fourth quarter of 1999, the Company sold an inactive coal property for $1,520,000 in cash. The sale resulted in a pretax and net gain of $1,836,000 (or $0.37 per share, assuming dilution).

4.	The following table sets forth the reconciliation of the Company’s net income to its comprehensive income (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Net income	$6,492	$5,877	$3,682	$2,862
Other comprehensive income:
Foreign currency translation adjustments	(5)	425	(18)	950

Comprehensive income	$6,487	$6,302	$3,664	$3,812

The calculation of net income per share follows (in thousands, except per share amounts):

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Net income per share-basic:
Net income	$6,492	$5,877	$3,682	$2,862

Average number of shares outstanding	4,977	4,846	4,968	4,818

Net income per share-basic	$ 1.30	$ 1.21	$ 0.74	$ 0.59

	Three Months Ended March 31		Six Months Ended June 30
	2000	1999	2000	1999
Net income per share-assuming dilution:
Net income	$6,492	$5,877	$3,682	$2,862

Average number of shares outstanding	4,977	4,846	4,968	4,818
Dilutive effect of stock plans	33	14	32	14

Adjusted average number of shares outstanding	5,010	4,860	5,000	4,832

Net income per share- assuming dilution	$ 1.30	$ 1.21	$ 0.74	$ 0.59

The Company supplies essential natural resources to industrial and commercial customers. Through its three operating segments — Lime and Limestone, Industrial Sands and Marine Services — the Company serves customers, through a direct sales force, in a wide range of industries, including building materials, energy, environmental and industrial.

The following table sets forth the operating segment information as of and for the three months ended June 30, 2000 and 1999 (in thousands):

	Lime and Limestone	Industrial Sands	Marine Services	Total Segments	Corporate and Other	Consolidated
2000
Identifiable assets	$377,114	$63,505	$145,568	$586,187	$90,793	$676,980
Depreciation, depletion and amortization expense	5,058	1,290	2,262	8,610	272	8,882
Capital expenditures	4,430	1,558	2,438	8,426	292	8,718

Net sales and operating revenues	$ 49,200	$16,183	$ 29,081	$ 94,464	$ 4,068	$ 98,532
Intersegment sales			1,610	1,610	(1,610)

Total net sales and operating revenues	$ 49,200	$16,183	$ 30,691	$ 96,074	$ 2,458	$ 98,532

Operating income (loss)	$ 10,661	$ 3,902	$ 3,871	$ 18,434	$ (399)	$ 18,035
(Loss) gain on disposition of assets	(4)	14		10	19	29
Interest expense					(8,222)	(8,222)
Other expense – net					(202)	(202)

Income (loss) before income taxes	$ 10,657	$ 3,916	$ 3,871	$ 18,444	$(8,804)	$ 9,640

1999
Identifiable assets	$339,920	$56,082	$146,203	$542,205	$53,762	$595,967
Depreciation, depletion and amortization expense	4,648	1,156	2,223	8,027	42	8,069
Capital expenditures	6,045	948	2,357	9,350	79	9,429

Net sales and operating revenues	$ 43,998	$12,789	$ 29,870	$ 86,657		$ 86,657

Operating income (loss)	$ 7,549	$ 2,523	$ 7,126	$ 17,198	$ (904)	$ 16,294
Loss on disposition of assets		(1)		(1)		(1)
Interest expense					(7,982)	(7,982)
Other expense – net					(87)	(87)

Income (loss) before income taxes	$ 7,549	$ 2,522	$ 7,126	$ 17,197	$(8,973)	$ 8,224

The following table sets forth the operating segment information as of and for the six months ended June 30, 2000 and 1999 (in thousands):

	Lime and Limestone	Industrial Sands	Marine Services	Total Segments	Corporate and Other	Consolidated
2000
Identifiable assets	$377,114	$63,505	$145,568	$586,187	$ 90,793	$676,980
Depreciation, depletion and amortization expense	8,528	2,535	2,292	13,355	888	14,243
Capital expenditures	9,303	2,927	4,245	16,475	412	16,887

Net sales and operating revenues	$ 78,499	$28,802	$ 31,559	$138,860	$ 7,973	$146,833
Intersegment sales			1,610	1,610	(1,610)

Total net sales and operating revenues	$ 78,499	$28,802	$ 33,169	$140,470	$ 6,363	$146,833

Operating income (loss)	$ 13,562	$ 5,457	$ 3,660	$ 22,679	$ (2,077)	$ 20,602
(Loss) gain on disposition of assets	(4)	13		9	164	173
Interest expense					(15,131)	(15,131)
Other expense – net					(228)	(228)

Income (loss) before income taxes	$ 13,558	$ 5,470	$ 3,660	$ 22,688	$(17,272)	$ 5,416

1999
Identifiable assets	$339,920	$56,082	$146,203	$542,205	$ 53,762	$595,967
Depreciation, depletion and amortization expense	8,353	2,310	2,244	12,907	78	12,985
Capital expenditures	10,810	1,732	3,855	16,397	158	16,555

Net sales and operating revenues	$ 76,038	$23,260	$ 32,447	$131,745		$131,745

Operating income (loss)	$ 10,349	$ 3,903	$ 7,150	$ 21,402	$ (2,161)	$ 19,241
Gain (loss) on disposition of assets		22		22	(25)	(3)
Interest expense					(15,321)	(15,321)
Other income – net					87	87

Income (loss) before income taxes	$ 10,349	$ 3,925	$ 7,150	$ 21,424	$(17,420)	$ 4,004

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) unfavorable weather conditions and/or the continuation of lower water levels; (2) fluctuations in oil prices; (3) a decline in steel production; (4) changes in the demand for the Company’s products or services due to changes in technology; (5) a decline in Great Lakes, Mid-Atlantic and California construction activity; (6) the outcome of negotiations of labor agreements; (7) the loss or bankruptcy of major customers; and (8) changes in environmental laws. Fluctuations in oil prices have both a positive and negative impact on the Company. High oil prices generally result in more drilling activity, positively impacting our Industrial Sands business segment, while at the same time increasing the Marine Services fleet’s operating costs.

        Due to the seasonal nature of certain aspects of the Company’s business, the operating results and cash flows for the first six months of the year are not necessarily indicative of the results to be expected for the full year.

FINANCIAL CONDITION

        In the second quarter of 2000, the Company acquired all of the partnership interests in Michigan Limestone Operations Limited Partnership (“Michigan Limestone”) for: $53,000,000 in cash; $8,247,000 in assumed debt; and contingent payments subject to achieving certain operating performance parameters over the next decade. Of the assumed debt, $6,314,000 was refinanced at closing. The business has two facilities in Michigan that supply high calcium and dolomitic limestone to a wide variety of users including the construction, energy and steel industries. Both facilities have access to the Great Lakes and ship essentially all their output by vessel. The assets and results of operations of Michigan Limestone are included within the Company’s Lime and Limestone segment.

        In conjunction with the Michigan Limestone acquisition, the Company entered into a new three-year $118,000,000 Term Loan with its banking group and extended its existing $232,000,000 Senior Credit Facility by two years. Both facilities expire on April 3, 2003 and do not require any amortization of principal. The pricing features and covenants of the new Term Loan are the same as the prior Senior Credit Facility. Both credit facilities are senior to the Company’s $100,000,000 Senior Subordinated Notes issued in 1999.

        In December 1999 the Company acquired the assets of Franklin Industries’ Mica business (subsequently renamed Oglebay Norton Specialty Minerals Inc. (“ Specialty Minerals”)) for a purchase price of $31,600,000. Specialty Minerals is included with “Corporate and Other” in operating segment information. Also in 1999, the Company acquired the assets of the W.S. Frey Company (“Global Stone Winchester”) for $12,008,000 in cash and shares of the Company’s common stock, issued from treasury, having a guaranteed value of $1,500,000. Consideration for the Global Stone Winchester acquisition also included non-compete and royalty payments of $3,500,000, of which $510,000 was paid at the acquisition date and the balance deferred. Global Stone Winchester is part of the Lime and Limestone segment.

        The above acquisitions were accounted for as business combinations applying the purchase method of accounting. Assuming the above acquisitions had taken place at the beginning of 1999, proforma results for 2000 and 1999 would not differ materially from the Company’s actual results. The purchase price allocations for Specialty Minerals were finalized in the second quarter of 2000 and the purchase price allocations for Michigan Limestone will be finalized in 2000 after the asset and liability valuations are completed.

       During 1999, the Company sold in separate transactions the stock of its (i) Global Stone Detroit Lime Company (“Detroit Lime”) and (ii) Global Stone Ingersoll Ltd. (“Ingersoll”) subsidiaries to affiliates of Carfin S. A., a Belgian corporation and member of the Carmeuse Group. The sale of Detroit Lime netted proceeds of $15,250,000 in August 1999, while net proceeds of $45,700,000 were received on the sale of Ingersoll in September 1999. The combined net proceeds of $60,950,000 were used to reduce amounts outstanding on the Company’s Senior Credit Facility. The sales of Detroit Lime and Ingersoll were agreed to in principle within one year of their respective acquisition dates thus allowing the Company to record the transaction as an adjustment to the purchase price of Global Stone and reduce goodwill by $23,300,000 for the difference between the sale proceeds and the net book values of Detroit Lime and Ingersoll.

        The Company’s operating activities used cash of $264,000 in the first six months of 2000 compared with $5,679,000 used in the same period in 1999. The decrease in operating cash used resulted from the timing of interest payments and the improvement of earnings. Despite the relative comparability of interest expense in 2000 and 1999, the Company made less interest payments in 2000 as the result of the timing of payments on the new Term Loan. The other factors increasing cash are the increase in net income, which is up $820,000, coupled with an increase in non-cash charges for depreciation, which are $1,258,000 more in 2000 than 1999. The operating results of the Company’s business segments are discussed in more detail under “RESULTS OF OPERATIONS”.

        Capital expenditures totaled $16,887,000 in the first six months of 2000 compared with $16,555,000 for the same period in 1999. Expenditures in the first six months of 2000 and 1999 included Marine Services vessel inspection costs of $2,032,000 and $577,000, respectively. Inspections were required on three vessels in 2000, compared with one in 1999. This was partially offset elsewhere in Marine Services, which in 1999 had capital expenditures for the automation of one vessel. Capital expenditures for the Company for 2000 are expected to approximate $30,000,000.

        In the first six months of 2000 the Company’s additional borrowings exceeded debt repayments by $82,649,000 compared with the first six months of 1999 in which additional borrowings exceeded debt repayments by $36,818,000. Additional borrowings in the first six months of 2000 included the financing of the Michigan Limestone acquisition, while 1999 included additional debt used to fund the Global Stone Winchester acquisition. Additional borrowings exceeded debt repayments in both years because of working capital requirements resulting from the seasonality of Marine Services segment and certain Lime and Limestone operations. The interest rate on the Senior Credit Facility, which approximated 8.8% on June 30, 2000, is based on LIBOR interest rates, plus an applicable margin.

        In conjunction with the Michigan Limestone acquisition, the Company extended the term of its Senior Credit Facility and increased its borrowing capacity by adding a $118,000,000 Term Loan with its existing bank group in the second quarter of 2000. The Company paid $1,141,000 of financing costs in the first six months of 2000 related to this Term Loan and an amendment to its Senior Credit Facility. The Company’s Senior Subordinated Notes, privately placed with multiple purchasers in February 1999, mature in February 2009 and have a fixed interest rate of 10%. The notes were publicly registered in June 1999. The Company paid $746,000 of financing costs in the first six months of 1999 related to the private placement of these notes and an amendment to the Senior Credit Facility.

        The Company declared a dividend of $0.40 per share in the first six months of both 2000 and 1999. Dividends paid were $1,986,000 in the first half of 2000 compared with $1,918,000 for the same six months in 1999.

        Anticipated cash flows from operations and current financial resources are expected to meet the Company’s needs during 2000. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the lowest possible cost.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO
SIX MONTHS ENDED JUNE 30, 1999

        The Company’s net sales and operating revenues of $146,833,000 in the first six months of 2000 were 11% greater than net sales and operating revenues of $131,745,000 for the same period in 1999. Operating income for the first half of 2000 was $20,602,000 or 7% more than the $19,241,000 for the same six months in 1999. The Company reported net income of $3,682,000 ($0.74 per share, assuming dilution) for the six months ended June 30, 2000, compared with net income of $2,862,000 ($0.59 per share, assuming dilution) for the same period in 1999. The $15,088,000 increase in net sales and operating revenues is attributable to the April 2000 acquisition of Michigan Limestone, the December 1999 acquisition of Specialty Minerals, and growth in existing industrial minerals operations offset by the 1999 dispositions of the Company’s Global Stone Detroit Lime and Ingersoll operations. The $1,361,000 increase in operating income is primarily attributed to the contribution of the April 2000 Michigan Limestone acquisition and improved performance in the Industrial Sands business offset by lower operating income in the Marine Services business. The $820,000 or 29% increase in net income was the direct result of the increase in operating income.

        Operating results of the Company’s business segments for the six months ended June 30, 2000 and 1999 are discussed below.

Net Sales and Operating Revenues

         Lime and Limestone:    Net sales for the Company’s Lime and Limestone segment totaled $78,499,000 for the six months ended June 30, 2000, compared with $76,038,000 in the same period of 1999, an increase of $2,461,000 or 3%. The major increase in revenues was from the Michigan Limestone acquisition. In addition, the Global Stone Winchester acquisition and increases in sales in decorative stone and industrial fillers at the Buchanan, Virginia operation more than offset the 1999 combined sales that were lost on the disposition of Detroit Lime and Ingersoll.

        Industrial Sands:    Net sales for the Company’s Industrial Sands segment totaled $28,802,000 for the six months ended June 30, 2000, an increase of 24% from $23,260,000 for the same period of 1999. The increased drilling activity related to the surge in oil prices by the Brady, Texas operation; a change in the product and pricing mix resulting from the addition of a mill that produces a finer grade of sand at the Orange County, California operation; and the continued strong demand in the segment’s Orange County, California operations resulting from the strong construction market in the southwestern United States.

        Marine Services:    Operating revenues for the Company’s Marine Services segment increased by $722,000 or 2%, to $33,169,000 for the first half of 2000 from $32,447,000 for the first six months of 1999. This small increase was primarily the result of customer fuel surcharges included in vessel revenues.

        Corporate and Other:    Net sales and operating revenues of $6,363,000 include the operations of Specialty Minerals, acquired in December 1999, and the elimination of Marine Services intersegment sales.

 Cost of Goods Sold and Operating Expenses

        Lime and Limestone:    Cost of goods sold for the Lime and Limestone segment totaled $50,521,000 during the six months ended June 30, 2000, compared with $51,616,000 in the six months ended June 30, 1999, a decrease of 2%. Cost of goods sold as a percentage of net sales were 64% in the first half of 2000 compared with 68% in 1999. The $1,095,000 decrease in cost of goods sold and the improvement in the ratio of cost of goods sold as a percentage of net sales are the result of significantly better margins on the acquired Michigan Limestone business compared with the margins on the disposed Detroit Lime and Ingersoll operations.

        Industrial Sands:    Cost of goods sold for the Industrial Sands segment increased $2,842,000, or 19%, to $17,469,000 in the first six months of 2000 from $14,627,000 for the same period in 1999. Cost of goods sold as a percentage of net sales were 61% for the first six months of 2000 compared with 63% in that period of 1999. The improvement in cost of goods sold as a percentage of net sales is the result of a 33% increase in tons shipped by the Brady, Texas operation because of the increase in demand for oil field sands. The increase in total cost of sales dollars is the direct result of the demand increases at the Brady, Texas and Orange County, California operations.

        Marine Services:    Operating expenses for the Marine Services segment totaled $25,163,000 for the six months ended June 30, 2000, compared with $21,347,000 for the same period in 1999, an increase of $3,816,000, or 18%. Operating expenses as a percentage of operating revenues were 76% in the first six months of 2000 and 66% in the first half of 1999. The increase in operating expenses and the increase in operating expenses as a percentage of operating revenues resulted from the absorption of higher vessel fuel costs not recovered through contractual pass-throughs and the inefficiency resulting from lower water levels on the Great Lakes. The lower water levels reduce the tonnage capacity of each vessel, requiring more trips to carry tonnage comparable to the prior year.

        Corporate and Other:    Included in this category is $3,477,000 in cost of goods sold and operating expenses for the first six months of 2000. This category represents cost of goods sold from the Specialty Minerals operation and the elimination of operating expenses related to intersegment sales. Cost of goods sold as a percentage of net sales were 64% for Specialty Minerals in the first half of 2000.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased 10% to $14,243,000 for the first six months of 2000 compared with $12,985,000 for the same period of 1999. The increase in depreciation is primarily attributable to the added depreciation from the Global Stone Winchester, Specialty Minerals and the Michigan Limestone acquisitions. This increase is tempered only slightly by the net reduction in depreciation in Lime and Limestone resulting from the dispositions of Detroit Lime and Ingersoll.

 General, Administrative and Selling Expenses

        Total general, administrative and selling expenses were $15,358,000 for the first half of 2000, compared with $11,929,000 for 1999, an increase of $3,429,000 or 29%. The percentage of general, administrative and selling expenses to total net sales and operating revenues increased to 10% in the first six months of 2000 compared with 9% in the first six months of 1999. General and administrative expenses were higher because of the initial start up of Specialty Minerals, hiring at Industrial Sands to handle growth in this business segment, and non-recurring charges at the corporate office.
 Operating Income

        Lime and Limestone:    The Lime and Limestone segment contributed $13,562,000 to operating income for the six months ended June 30, 2000, compared with $10,349,000 in the same period of 1999. The 31% increase in operating income in the first half of 2000 is the result of the Michigan Limestone acquisition, which more than offset the net reduction in operating income caused from the third quarter 1999 dispositions of Detroit Lime and Ingersoll.

        Industrial Sands:    Operating income for the Industrial Sands segment was $5,457,000 for the first half of 2000 compared with $3,903,000 for the same period of 1999. The increase of $1,554,000 or 40% in operating income was principally the result of increased demand for frac sands, used in oil field drilling, from the Brady, Texas operation plus the continued strong performance at the Orange County, California operations resulting from the strong construction market in the southwestern United States. This was slightly offset by the increased general, administrative and selling expenses, the result of personnel additions in response to the growth within the business segment.

        Marine Services:    The Company’s Marine Services segment had operating income of $3,660,000 for the first six months of 2000 compared with $7,150,000 for the same period of 1999. The 49% decrease in operating income is the result of higher fuel costs, lower water levels on the Great Lakes and increased labor costs.

        Corporate and Other:    Certain cost of goods sold and general and administrative expenses are not allocated to the business segments. Moreover, the results of Specialty Minerals are also included in this category. Accordingly, Corporate and Other recognized an operating loss of $2,077,000 in the first six months of 2000, which was $84,000 or 4% less than the $2,161,000 operating loss for the six months ended June 30, 1999. The decrease in operating loss was primarily the result of the operating income of Specialty Minerals more than offsetting the increase of non-recurring general and administrative expenses.

 Other

        Interest expense decreased 1% to $15,131,000 in the first six months of 2000 compared with $15,321,000 for the same period of 1999. The decrease in interest expense is principally the result of lower debt levels at the beginning of 2000 from net cash flow from operations and from proceeds received on the dispositions of Ingersoll and Detroit Lime. The April 2000 acquisition of Michigan Limestone, the December 1999 acquisition of Specialty Minerals and the March 1999 Global Stone Winchester acquisition partially offset the reduction in debt, with June 30, 2000 debt levels higher year-to-year than June 30, 1999. Also, the Company has been able to partially offset the increase in interest rates on its Senior Credit Facility through the benefit of favorable fixed rate interest swaps and the reduction in the premium over the Libor base rate charged to the Company.

 THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO
THREE MONTHS ENDED JUNE 30, 1999

       The Company’s net sales and operating revenues of $98,532,000 in the second quarter of 2000 were 14% greater than net sales and operating revenues of $86,657,000 for the same quarter in 1999. Operating income for the second quarter of 2000 was $18,035,000 or 11% more than the $16,294,000 for the same period in 1999. The Company reported net income of $6,492,000 ($1.30 per share, assuming dilution) for the three months ended June 30, 2000, compared with a net income of $5,877,000 ($1.21 per share, assuming dilution) for the same period in 1999. The increase in net sales and operating revenues is attributable to the April 2000 acquisition of Michigan Limestone, the December 1999 acquisition of Specialty Minerals, and growth in existing industrial minerals operations offset by the 1999 dispositions of Detroit Lime and Ingersoll. The increase in operating income and net income is primarily attributed to the Michigan Limestone acquisition, and the improved performance of the Industrial Sands segment partially offset by lower operating income in the Marine Services business.

        Operating results of the Company’s business segments for the three months ended June 30, 2000 and 1999 are discussed below.

 Net Sales and Operating Revenues

        Lime and Limestone:    Net sales for the Company’s Lime and Limestone segment totaled $49,200,000 for the three months ended June 30, 2000, compared with $43,998,000 in the same quarter of 1999, an increase of $5,202,000 or 12%. Michigan Limestone’s added revenues in the second quarter of 2000 more than offset the 1999 combined revenues of the disposed operations of Detroit Lime and Ingersoll.

        Industrial Sands:    Net sales for the Company’s Industrial Sands segment totaled $16,183,000 in the three months ended June 30, 2000, an increase of 27% from $12,789,000 for the same quarter of 1999. The increase in net sales is attributable to: increased drilling activity related to the surge in oil prices by the Brady, Texas operation; a change in the product and pricing mix resulting from the addition of a mill that produces a finer grade of sand at the Orange County, California operation; and the continued strong demand in the segment’s Orange County, California operations resulting from the strong construction market in the southwestern United States.

        Marine Services:    Operating revenues for the Company’s Marine Services segment increased by $821,000 or 3%, to $30,691,000 for the second quarter of 2000 from $29,870,000 for the second quarter of 1999. The increase in operating revenues was solely the result of fuel surcharges included in vessel revenues.

        Corporate and Other:    Net sales and operating revenues totaled $2,458,000 and include the operations of Specialty Minerals, acquired in December 1999, and the elimination of Marine Services intersegment sales.
Cost of Goods Sold and Operating Expenses

        Lime and Limestone:    Cost of goods sold for the Lime and Limestone segment totaled $30,123,000 during the three months ended June 30, 2000, compared with $29,122,000 in the three months ended June 30, 1999, an increase of 3%. Cost of goods sold as a percentage of net sales were 61% in the second quarter of 2000 compared with 66% in the same period of 1999. The improvement in the ratio of cost of goods sold as a percentage of net sales is the result of significantly better margins on the acquired Michigan Limestone business compared with the margins on the disposed Detroit Lime and Ingersoll operations. The $1,001,000 increase in cost of goods sold dollars is the result of the acquisition of Michigan Limestone being a larger entity than the disposed Detroit Lime and Ingersoll operations.

        Industrial Sands:    Cost of goods sold for the Industrial Sands segment increased $1,440,000, or 18%, to $9,235,000 in the second quarter of 2000 from $7,795,000 for the same period in 1999. Cost of goods sold as a percentage of net sales were 57% for the second quarter of 2000 and 61% for that quarter in 1999. The improvement in the percentage of cost of goods sold to sales dollars is the result of better margins at the oil field sand locations, including the Brady, Texas operation. The increase in total cost of sales dollars is the direct result of the demand increases at the Brady, Texas and Orange County, California operations.

        Marine Services:    Operating expenses for the Marine Services segment totaled $23,616,000 for the three months ended June 30, 2000, compared with $19,702,000 for the same period in 1999, an increase of $3,914,000, or 20%. Operating expenses as a percentage of operating revenues were 77% in the second quarter of 2000 and 66% in the same quarter of 1999. The increase in operating expenses and the increase in operating expenses as a percentage of operating revenues resulted from the absorption of higher vessel fuel costs not recovered through contractual pass-throughs and the inefficiency resulting from lower water levels on the Great Lakes.

        Corporate and Other:    Included in this category is $944,000 in cost of goods sold and operating expenses for the second quarter of 2000. This category consists of cost of goods sold for the operations of Specialty Minerals and the elimination of operating expenses related to intersegment sales. Cost of goods sold as a percentage of net sales were 63% for Specialty Minerals in the second three months of 2000.

Depreciation, Depletion and Amortization

        Depreciation, depletion and amortization expense increased 10% to $8,882,000 for the three months ended June 30, 2000 compared with $8,069,000 for the same period of 1999. The increase in depreciation is primarily attributable to the added depreciation from the Michigan Limestone acquisition and the December 1999 Specialty Minerals acquisition.

General, Administrative and Selling Expenses

          Total general, administrative and selling expenses were $7,697,000 for the second quarter of 2000, compared with $5,675,000 for 1999, an increase of $2,022,000 or 36%. The percentage of general, administrative and selling expenses to total net sales and operating revenues increased to 8% in the second quarter of 2000 compared with 7% in the same quarter of 1999. General and administrative expenses were higher as a percentage of sales because of the initial start up of Specialty Minerals, hiring at Industrial Sands to handle growth in this business segment, some non-recurring charges at the corporate office and an increase in the Company’s 2000 net cost for its benefit plans. The second quarter $2,022,000 increase in general, administrative and selling expense also increased due to the acquisition of Michigan Limestone.

Operating Income

         Lime and Limestone:    The Lime and Limestone segment contributed $10,661,000 to operating income for the three months ended June 30, 2000, compared with $7,549,000 in the same period of 1999. The 41% increase in operating income in the second quarter of 2000 is the result of the Michigan Limestone acquisition which more than offset the net reduction in operating income caused from the third quarter 1999 dispositions of Detroit Lime and Ingersoll.

        Industrial Sands:    Operating income for the Industrial Sands segment was $3,902,000 for the second quarter of 2000 compared with $2,523,000 for the same period of 1999. The increase of $1,379,000 or 55% in operating income was principally the result of increased demand for frac sands, used in oil field drilling, from the Brady, Texas operation.

        Marine Services:    The Company’s Marine Services segment had operating income of $3,871,000 for the second three months of 2000 compared with $7,126,000 for the same period of 1999. The 46% decrease in operating income is the result of higher fuel costs, lower water levels on the Great Lakes and increased labor costs.

        Corporate and Other:    Certain cost of goods sold and general and administrative expenses are not allocated to the business segments. Moreover, the results of Specialty Minerals are also included in this category. Accordingly, Corporate and Other recognized an operating loss of $399,000 in the second quarter of 2000, which was $505,000 or 56% less than the $904,000 operating loss for the three months ended June 30, 1999. The improvement in operating loss was primarily the result of the operating income contribution of Specialty Minerals.
Other

        Interest expense increased 3% to $8,222,000 in the second quarter of 2000 compared with $7,982,000 for the same period of 1999. The increase in interest expense is principally the result of increased debt levels resulting from the April 2000 acquisition of Michigan Limestone and the December 1999 acquisition of Specialty Minerals more than offsetting the lower debt levels at the beginning of the quarter from net cash flow from operations and from proceeds received on the dispositions of Ingersoll and Detroit Lime. Also, interest rates are higher than in the three months ended June 30, 2000 than the same period for 1999, but the Company has been able to offset the increase in interest rates on its Senior Credit Facility through the benefit of favorable fixed rate interest rate swaps and the reduction of the premium over the Libor base rate charged to the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information regarding the Company’s financial instruments that are sensitive to changes in interest rates was disclosed in the Form 10-K filed by the Company on March 14, 2000. The information disclosed has not changed materially in the interim period since December 31, 1999.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

10.1	Form of Change of Control Agreement entered into by the Registrant in the second quarter 2000, with 9 Executive Officers including:	Filed herewith as Exhibit 10.1

• M.F. Biehl
• R.J. Compiseno
• J.S. Gra y
• D.H. Kelsey
• M.D. Lundin
• K.P. Pavlich
• D.R. Shepherd
• S.H. Theis
• R.F. Wal k

10.2	Amendment, dated June 30, 2000, to Employment Agreement dated December 17, 1997 between Registrant and John N. Lauer	Filed herewith as Exhibit 10.2

10.3	Amendment, dated June 30, 2000, to Special Supplemental Retirement Plan dated as of December 17, 1997	Filed herewith as Exhibit 10.3

 (b)  On April 27, 2000 the company filed a report on Form 8-K with respect to its acquisition of Michigan Limestone Operations Limited Partnership.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: August 10, 2000

By: /s/ David H. Kelsey
David H. Kelsey
Vice President and
Chief Financial Officer
On behalf of the Registrant

By: /s/ Michael F. Biehl
Michael F. Biehl
Vice President- Finance
And Treasurer
On behalf of the Registrant
as Principal Accounting
Officer