Form 10-Q
period 2000-09-30
OGLEBAY NORTON CO /NEW/
filed 2000-11-14
CIK 1082816

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000 Commission File number 000-25651

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

 Yes  ☒                      No  ☐

Shares of Common Stock outstanding at October 31, 2000:	4,967,855

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION	Page Number

Item 1
Condensed Consolidated Statement of Operations (Unaudited) - Three Months Ended September 30, 2000 and 1999 and Nine Months Ended September 30, 2000 and 1999	3

Condensed Consolidated Balance Sheet (Unaudited) - September 30, 2000 and December 31, 1999	4

Condensed Consolidated Statement of Cash Flows (Unaudited) - Nine Months Ended September 30, 2000 and 1999	5

Notes to Condensed Consolidated Financial Statements	6 -11

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-21

Item 3
Quantitative and Qualitative Disclosures About Market Risk	21-22

PART II. OTHER INFORMATION

Item 1
Legal Proceedings	23

Item 2
Changes in Securities and Use of Proceeds	23

Item 3
Defaults upon Senior Securities	23

Item 4
Submission of Matters to a Vote of Security Holders	23

Item 5
Other Information	23

Item 6
Exhibits and Reports on Form 8-K	23

SIGNATURES	24

Part I. Item 1. FINANCIAL INFORMATION
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
NET SALES AND OPERATING REVENUES	$103,288	$85,377	$250,120	$217,122

COSTS AND EXPENSES
Cost of goods sold and operating expenses	66,774	56,535	163,404	144,125
Depreciation, depletion and amortization	9,163	7,391	23,407	20,376
General, administrative and selling expenses	7,306	6,060	22,662	17,989

	83,243	69,986	209,473	182,490

OPERATING INCOME	20,045	15,391	40,647	34,632
Gain on disposition of assets	338	1,544	510	1,541
Interest expense	(9,365)	(7,804)	(24,496)	(23,125)
Other expense – net	(56)	(139)	(284)	(52)

INCOME BEFORE INCOME TAXES	10,962	8,992	16,377	12,996
Income taxes	3,343	2,562	5,077	3,704

NET INCOME	$7,619	$6,430	$11,300	$9,292

NET INCOME PER SHARE – BASIC	$1.53	$1.32	$2.27	$1.92

NET INCOME PER SHARE – ASSUMING DILUTION	$1.52	$1.32	$2.26	$1.92

DIVIDENDS PER SHARE OF COMMON STOCK	$0.20	$0.20	$0.60	$0.60

See notes to condensed consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)

ASSETS

	(UNAUDITED) September 30 2000	December 31 1999
CURRENT ASSETS
Cash and cash equivalents	$-0-	$-0-
Accounts receivable, less reserve for doubtful (2000-$1,485; 1999-$1,200)	63,193	46,088
Income tax receivable	1,197	1,197
Inventories	38,076	32,704
Deferred income taxes	2,385	2,384
Prepaid insurance and other expenses	9,569	5,523

TOTAL CURRENT ASSETS	114,420	87,896

PROPERTY AND EQUIPMENT	709,776	565,052
Less allowances for depreciation, depletion and amortization	255,893	211,656

	453,883	353,396

GOODWILL (net of accumulated amortization of $7,498 in 2000 and $3,711 in 1999)	67,128	75,138

PREPAID PENSION COSTS	37,813	34,895

OTHER ASSETS	18,237	16,774

TOTAL ASSETS	$691,481	$568,099

See notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	(UNAUDITED) September 30 2000	December 31 1999
CURRENT LIABILITIES
Current portion of long-term debt	$4,450	$4,991
Accounts payable	17,236	13,208
Payrolls and other accrued compensation	8,900	10,878
Accrued expenses	12,225	10,461
Accrued interest expense	6,770	5,853
Income taxes payable	6,237	3,774

TOTAL CURRENT LIABILITIES	55,818	49,165

LONG-TERM DEBT, less current portion	387,215	296,715
POSTRETIREMENT BENEFITS OBLIGATIONS	38,599	25,856
OTHER LONG-TERM LIABILITIES	19,192	17,550
DEFERRED INCOME TAXES	40,455	37,804

STOCKHOLDERS’ EQUITY
Common stock, par value $1 per share, authorized 10,000 shares; issued 7,253 shares	7,253	7,253
Additional capital	9,468	9,112
Retained earnings	164,938	156,617
Accumulated other comprehensive loss	(104)	(111)

	181,555	172,871

Treasury stock, at cost — 2,285 and 2,434 shares at respective dates	(31,353)	(31,862)

	150,202	141,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$691,481	$568,099

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

(UNAUDITED)

	Nine Months Ended September 30

	2000	1999

OPERATING ACTIVITIES
Net income	$11,300	$9,292
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, depletion and amortization	23,407	20,376
Deferred income taxes	2,651	1,313
Gain on disposition of assets	(510)	(1,540)
Increase in prepaid pension costs	(2,919)	(3,606)
Deferred vessel maintenance costs	(2,336)	(1,954)
Increase in accounts receivable	(11,361)	(14,673)
Increase in inventories	(3,870)	(5,144)
Increase in accounts payable	2,276	4,397
Decrease in payrolls and other accrued compensation	(4,181)	(2,335)
Increase (decrease) in accrued expenses	2,015	(3,166)
Increase (decrease) in accrued interest	852	(2,132)
Increase in income taxes payable	2,462	5,586
Other operating activities	(523)	(1,207)

NET CASH PROVIDED BY OPERATING ACTIVITIES	19,263	5,207

INVESTING ACTIVITIES
Capital expenditures	(28,022)	(19,415)
Acquisition of businesses	(75,050)	(13,367)
Proceeds from the disposition of assets	192	62,953

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(102,880)	30,171

FINANCING ACTIVITIES
Repayments on long-term debt	(349,850)	(196,010)
Additional long-term debt	437,725	162,759
Financing costs	(1,152)	(1,172)
Payments of dividends	(2,979)	(2,896)
Purchases of treasury stock	(134)	(319)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	83,610	(37,638)

Effect of exchange rate changes on cash and cash equivalents	7	320

Decrease in cash and cash equivalents	0	(1,940)

CASH AND CASH EQUIVALENTS, JANUARY 1	0	1,940

CASH AND CASH EQUIVALENTS, SEPTEMBER 30	$0	$0

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

3.	Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is required to be adopted effective January 1, 2001 for Oglebay Norton Company. The Company will be ready to adopt SFAS 133 as required, but because of the uncertainty of year-end market conditions, the Company can not accurately estimate the anticipated magnitude of the impact of adoption.

Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" is required to be adopted effective October 1, 2000 for Oglebay Norton Company. The company will adopt SAB 101 as required and it is not expected to have a material impact on the consolidated financial statements.

4.
In the third quarter of 2000, the Company acquired certain assets from J.M. Huber Corporation (“Global Stone Portage”) for $12,512,000 in cash. The acquired facility processes fine-ground limestone for use in environmental applications at coal-fired power plants. The assets and results of operations of Global Stone Portage are included within the Company’s Lime and Limestone segment.

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

In the first quarter of 1999, the Company’s Lime and Limestone segment acquired the assets of the W.S. Frey Company (“ Global Stone Winchester”) for $12,008,000 in cash and shares of the Company’s common stock, issued from treasury, having a guaranteed value of $1,500,000. Consideration for the acquisition also included non-competition and royalty payments of $3,500,000 of which $510,000 was paid at the date of acquisition. Global Stone Winchester operates a high purity limestone quarry and lime works and is located near two other of the Company’s operations. In the fourth quarter of 1999, the Company acquired the assets of Franklin Industries’ Mica business (renamed Oglebay Norton Specialty Minerals, Inc. (“Specialty Minerals”)) for $31,600,000 in cash. The business has two operations in the United States (North Carolina and New Mexico) and consists of mining reserves, production facilities, equipment and other assets used in the mining, processing, and distribution of mica.

All acquisitions were accounted for under the purchase method. The results of operations for these acquired businesses are included in the consolidated financial statements from the respective dates of acquisition. The purchase prices have been or will be allocated based on estimated fair values at the dates of acquisition. Assuming the above acquisitions had taken place at the beginning of 1999, proforma results for 2000 and 1999 would not differ materially from the Company’s actual results in 2000.

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

5.	The following table sets forth the reconciliation of the Company’s net income to its comprehensive income (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net income	$7,619	$6,430	$11,300	$9,292
Other comprehensive income (loss):
Foreign currency translation adjustments	2	(241)	7	709

Comprehensive income	$7,621	$6,189	$11,307	$10,001

6.	The calculation of net income per share follows (in thousands, except per share amounts):

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net income per share-basic:

Net income	$7,619	$6,430	$11,300	$9,292

Average number of shares outstanding	4,981	4,882	4,972	4,837

Net income per share-basic	$1.53	$1.32	$2.27	$1.92

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net income per share-assuming dilution:

Net income	$7,619	$6,430	$11,300	$9,292

Average number of shares outstanding	4,981	4,882	4,972	4,837
Dilutive effect of stock plans	31	7	32	14

Adjusted average number of shares outstanding	5,012	4,889	5,004	4,851

Net income per share-assuming dilution	$1.52	$1.32	$2.26	$1.92

7.
The Company supplies essential natural resources to industrial and commercial customers. Through its three operating segments — Lime and Limestone, Industrial Sands and Marine Services - the Company serves customers, through a direct sales force, in a wide range of industries, including building materials, energy, environmental and industrial.

The following table sets forth the operating segment information as of and for the three months ended September 30, 2000 and 1999 (in thousands):

	Lime and Limestone	Industrial Sands	Marine Services	Total Segments	Corporate and Other		Consolidated
2000
Identifiable assets	$391,528	$65,883	$141,644	$599,055		$92,426	$691,481
Depreciation, depletion and amortization expense	5,220	1,370	2,287	8,877		286	9,163
Capital expenditures	8,003	2,900	20	10,923		212	11,135

Net sales and operating revenues	$51,823	$16,247	$31,003	$99,073		$4,215	$103,288
Intersegment sales			1,811	1,811		(1,811)

Total net sales and operating revenues	$51,823	$16,247	$32,814	$100,884		$2,404	$103,288

Operating income (loss)	$11,448	$3,480	$5,365	$20,293		$(248)	$20,045
Gain on disposition of assets		6		6		332	338
Interest expense						(9,365)	(9,365)
Other expense– net						(56)	(56)

Income (loss) before income taxes	$11,448	$3,486	$5,365	$20,299		$(9,337)	$10,962

1999
Identifiable assets	$284,101	$57,581	$142,580	$484,262		$53,319	$537,581
Depreciation, depletion and amortization expense	3,884	1,199	2,263	7,346		45	7,391
Capital expenditures	2,032	772		2,804		59	2,863

Net sales and operating revenues	$40,468	$13,659	$31,250	$85,377	$		$85,377

Operating income (loss)	$6,513	$3,139	$6,874	$16,526		$(1,135)	$15,391
(Loss) gain on disposition of assets	(98)			(98)		1,642	1,544
Interest expense						(7,804)	(7,804)
Other expense– net						(139)	(139)

Income (loss) before income taxes	$6,415	$3,139	$6,874	$16,428		$(7,436)	$8,992

     The following table sets forth the operating segment information as of and for the nine months ended September 30, 2000 and 1999 (in thousands):

	Lime and Limestone	Industrial Sands	Marine Services	Total Segments	Corporate and Other	Consolidated
2000
Identifiable assets	$391,528	$65,883	$141,644	$599,055	$92,426	$691,481
Depreciation, depletion and
amortization expense	13,748	3,905	4,579	22,232	1,175	23,407
Capital expenditures	17,306	5,827	4,265	27,398	624	28,022
Net sales and operating revenues	$130,322	$45,049	$62,562	$237,933	$12,187	$250,120
Intersegment sales			3,421	3,421	(3,421)

Total net sales and operating revenues	$130,322	$45,049	$65,983	$241,354	$8,766	$250,120
Operating income (loss)	$25,010	$8,937	$9,025	$42,972	$(2,325)	$40,647
(Loss) gain on disposition of assets	(4)	19		15	495	510
Interest expense					(24,496)	(24,496)
Other expense— net					(284)	(284)

Income (loss) before income taxes	$25,006	$8,956	$9,025	$42,987	$(26,610)	$16,377

1999
Identifiable assets	$284,101	$57,581	$142,580	$484,262	$53,319	$537,581
Depreciation, depletion and amortization expense	12,237	3,509	4,507	20,253	123	20,376

Capital expenditures	12,842	2,504	3,855	19,201	214	19,415

Net sales and operating revenues	$116,507	$36,919	$63,696	$217,122		$217,122

Operating income (loss)	$16,862	$7,042	14,024	$37,928	$(3,296)	$34,632
(Loss) gain on disposition of assets	(98)	22		(76)	1,617	1,541
Interest expense					(23,125)	(23,125)
Other expense— net					(52)	(52)

Income (loss) before income taxes	$16,764	$7,064	$14,024	$37,852	$(24,856)	$12,996

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) unfavorable weather conditions particularly in the Great Lakes region and/or the continuation of lower water levels; (2) fluctuations in oil prices; (3) a decline in steel production; (4) changes in the demand for the Company’s products or services due to changes in technology; (5) a decline in Great Lakes, Mid-Atlantic and California construction activity; (6) the outcome of negotiations of labor agreements; (7) the loss or bankruptcy of major customers; and (8) changes in environmental laws. Fluctuations in oil prices have both a positive and negative impact on the Company. High oil prices generally result in more drilling activity, positively impacting our Industrial Sands business segment, while at the same time increasing the Marine Services fleet’s operating costs.

          Due to the seasonal nature of certain aspects of the Company’s business, the operating results and cash flows for the first nine months of the year are not necessarily indicative of the results to be expected for the full year.

FINANCIAL CONDITION

          In the third quarter of 2000, the Company acquired certain assets from J.M. Huber Corporation (“Global Stone Portage”) for $12,512,000 in cash. The acquired facility processes fine-ground limestone for use in environmental applications at coal-fired power plants. The assets and results of operations of Global Stone Portage are included within the Company’s Lime and Limestone segment.

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

           In December 1999 the Company acquired the assets of Franklin Industries’ Mica business (subsequently renamed Oglebay Norton Specialty Minerals Inc. (“Specialty Minerals”)) for a purchase price of $31,600,000. Specialty Minerals is included with “Corporate and Other” in operating segment information. Also in 1999, the Company acquired the assets of the W.S. Frey Company (“Global Stone Winchester”) for $12,008,000 in cash and shares of the Company’s common stock, issued from treasury, having a guaranteed value of $1,500,000. Consideration for the Global Stone Winchester acquisition also included non-compete and royalty payments of $3,500,000, of which $510,000 was paid at the acquisition date and the balance deferred. Global Stone Winchester is part of the Lime and Limestone segment.

          The above acquisitions were accounted for as business combinations applying the purchase method of accounting. Assuming the above acquisitions had taken place at the beginning of 1999, proforma results for 2000 and 1999 would not differ materially from the Company’s actual results. The purchase price allocations for Specialty Minerals will be finalized in the fourth quarter of 2000 and the purchase price allocations for Michigan Limestone will be finalized in 2001 after the asset and liability valuations are completed.

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

          The Company’s operating activities provided cash of $19,263,000 in the first nine months of 2000 compared with $5,207,000 provided in the same period in 1999. The increase in operating cash provided resulted from the improvement of earnings and the timing of interest payments. The improvement in cash generated is directly related to the cash generated from the Michigan Limestone acquisition. Net Income is up $2,008,000, but cash provided from earnings is even greater when considering the increase in non-cash charges for depreciation, which is $3,031,000 more in 2000 than in 1999. Also, despite a slight increase in interest expense in 2000 compared with 1999, the Company paid less interest in 2000 as the result of the timing of payments on the new Term Loan. The operating results of the Company’s business segments are discussed in more detail under “RESULTS OF OPERATIONS”.

           Capital expenditures totaled $28,022,000 in the first nine months of 2000 compared with $19,415,000 for the same period in 1999. Expenditures for maintenance, repair and replacement of existing equipment totaled approximately $15,482,000. Expansion projects received funding of $7,494,000, with the balance of $5,046,000 allocated to quarry development. Capital expenditures for the Company for 2000 are expected to approximate $34,500,000.

          In the first nine months of 2000 the Company’s additional borrowings exceeded debt repayments by $87,875,000 compared with the first nine months of 1999 in which debt repayments exceeded additional borrowings by $33,251,000. Additional borrowings in the first nine months of 2000 included the financing of the Michigan Limestone and Global Stone Portage acquisitions, while 1999 included additional debt used to fund the Global Stone Winchester acquisition. However, 1999 also included the disposition of Detroit Lime and Ingersoll that resulted in a repayment of debt. The interest rate on the Senior Credit Facility, which approximated 8.8% on September 30, 2000, is based on LIBOR interest rates, plus an applicable margin.

          In conjunction with the Michigan Limestone acquisition, the Company extended the term of its Senior Credit Facility and increased its borrowing capacity by adding a $118,000,000 Term Loan with its existing bank group in the second quarter of 2000. The Company paid $1,152,000 of financing costs in the first nine months of 2000 related to this Term Loan and an amendment to its Senior Credit Facility. The Company’s Senior Subordinated Notes, privately placed with multiple purchasers in February 1999, mature in February 2009 and have a fixed interest rate of 10%. The notes were publicly registered in June 1999. The Company paid $1,172,000 of financing costs in the first nine months of 1999 related to the private placement of these notes and an amendment to the Senior Credit Facility.

          The Company declared a dividend of $0.60 per share in the first nine months of both 2000 and 1999. Dividends paid were $2,979,000 in the first nine months of 2000 compared with $2,896,000 for the same nine months in 1999.

          Anticipated cash flows from operations and current financial resources are expected to meet the Company’s needs during 2000. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the lowest possible cost.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1999

          The Company’s net sales and operating revenues of $250,120,000 in the first nine months of 2000 were 15% greater than net sales and operating revenues of $217,122,000 for the same period in 1999. Operating income for the first nine months of 2000 was $40,647,000 or 17% more than the $34,632,000 for the same nine months in 1999. The Company reported net income of $11,300,000 ($2.26 per share, assuming dilution) for the nine months ended September 30, 2000, compared with net income of $9,292,000 ($1.92 per share, assuming dilution) for the same period in 1999. The $32,998,000 increase in net sales and operating revenues is attributable to the April 2000 acquisition of Michigan Limestone, the December 1999 acquisition of Specialty Minerals, and growth in existing industrial minerals operations, offset by the 1999 dispositions of the Company’s Global Stone Detroit Lime and Ingersoll operations. The $6,015,000 increase in operating income is primarily attributable to the contribution of the April 2000 Michigan Limestone acquisition and improved performance in the Industrial Sands business offset by lower operating income in the Marine Services business. The $2,008,000 or 22% increase in net income was primarily the result of the increase in operating income offset by slightly higher interest expense and smaller non-recurring gains.

          Operating results of the Company’s business segments for the nine months ended September 30, 2000 and 1999 are discussed below.

Net Sales and Operating Revenues

          Lime and Limestone:     Net sales for the Company’s Lime and Limestone segment totaled $130,322,000 for the nine months ended September 30, 2000, compared with $116,507,000 in the same period of 1999, an increase of $13,815,000 or 12%. The major increase in revenues was from the Michigan Limestone acquisition. In addition, the Global Stone Winchester acquisition and increases in sales in decorative stone and industrial fillers at the Buchanan, Virginia operation more than offset the 1999 combined sales that were lost on the disposition of Detroit Lime and Ingersoll.

          Industrial Sands:    Net sales for the Company’s Industrial Sands segment totaled $45,049,000 for the nine months ended September 30, 2000, an increase of 22% from $36,919,000 for the same period of 1999. The increase in net sales is attributable to: increased frac sands sales at the Brady, Texas operation as drilling activity increased in response to the surge in oil prices; an improvement in the product and pricing mix resulting from the addition of a mill that produces a finer grade of sand at the Orange County, California operation; and the continued level demand in the segment’s Orange County, California operations from the construction market in the southwestern United States.

          Marine Services:    Operating revenues for the Company’s Marine Services segment increased by $2,287,000 or 4%, to $65,983,000 for the first nine months of 2000 from $63,696,000 for the first nine months of 1999. This increase was primarily the result of customer fuel surcharges included in vessel revenues.

          Corporate and Other:    Net sales and operating revenues of $8,766,000 include the operations of Specialty Minerals, acquired in December 1999, and the elimination of intersegment sales representing Marine Services delivery of Michigan Limestone stone to customers on the Great Lakes.

Cost of Goods Sold and Operating Expenses

          Lime and Limestone: Cost of goods sold for the Lime and Limestone segment totaled $81,867,000 during the nine months ended September 30, 2000, compared with $79,054,000 for the nine months ended September 30, 1999, an increase of 4%. Cost of goods sold as a percentage of net sales were 63% in the first nine months of 2000 compared with 68% in 1999. The improvement in the ratio of cost of goods sold as a percentage of net sales is the result of significantly better margins on the acquired Michigan Limestone business compared with the margins on the disposed Detroit Lime and Ingersoll operations. The $2,813,000 increase in cost of goods sold dollars is the result of the acquisition of Michigan Limestone being a larger entity than the disposed Detroit Lime and Ingersoll operations.

          Industrial Sands:    Cost of goods sold for the Industrial Sands segment increased $4,756,000, or 21%, to $27,389,000 in the first nine months of 2000 from $22,633,000 for the same period in 1999. Cost of goods sold as a percentage of net sales were 61% for the first nine months of 2000 which was comparable with that period of 1999. The increase in total cost of sales dollars is the direct result of the demand increases at the Brady, Texas and Orange County, California operations.

          Marine Services:    Operating expenses for the Marine Services segment totaled $49,649,000 for the nine months ended September 30, 2000, compared with $42,438,000 for the same period in 1999, an increase of $7,221,000, or 17%. Operating expenses as a percentage of operating revenues were 75% in the first nine months of 2000 and 67% in the first nine months of 1999. These increases represent higher vessel fuel costs not recovered through contractual pass-throughs and lower water levels on the Great Lakes. The lower water levels reduce the tonnage capacity of each vessel, requiring more trips to carry tonnage comparable to the prior year.

          Corporate and Other:    Included in this category is $4,499,000 in cost of goods sold and operating expenses for the first nine months of 2000. This category represents cost of goods sold from the Specialty Minerals operation and the elimination of operating expenses related to intersegment sales. Cost of goods sold as a percentage of net sales were 65% for Specialty Minerals in the first nine months of 2000.

Depreciation, Depletion and Amortization

          Depreciation, depletion and amortization expense increased 15% to $23,407,000 for the first nine months of 2000 compared with $20,376,000 for the same period of 1999. The increase in depreciation is primarily attributable to the added depreciation from the Michigan Limestone, Specialty Minerals and Global Stone Winchester acquisitions. This increase is tempered slightly by the net reduction in depreciation in Lime and Limestone resulting from the dispositions of Detroit Lime and Ingersoll.

General, Administrative and Selling Expenses

          Total general, administrative and selling expenses were $22,662,000 for the first nine months of 2000, compared with $17,989,000 for 1999, an increase of $4,673,000 or 26%. The percentage of general, administrative and selling expenses to total net sales and operating revenues increased to 9% in the first nine months of 2000 compared with 8% in the first nine months of 1999. General and administrative expenses were higher as a percentage of revenues because of the initial start up of Specialty Minerals and hiring at Industrial Sands to handle growth in this business segment. The increase in total dollars includes the above plus the acquisition of Michigan Limestone.

Operating Income

          Lime and Limestone:    The Lime and Limestone segment contributed $25,010,000 to operating income for the nine months ended September 30, 2000, compared with $16,862,000 in the same period of 1999. The 48% increase in operating income in the first nine months of 2000 is the result of the Michigan Limestone acquisition, which more than offset the net reduction in operating income caused from the third quarter 1999 dispositions of Detroit Lime and Ingersoll.

          Industrial Sands:    Operating income for the Industrial Sands segment was $8,937,000 for the first nine months of 2000 compared with $7,042,000 for the same period of 1999. The increase of $1,895,000 or 27% in operating income was principally the result of increased demand for frac sands, used in oil field drilling, from the Brady, Texas operation plus the continued strong performance at the Orange County, California operations resulting from the healthy construction market in the southwestern United States. This was slightly offset by the increased general, administrative and selling expenses, the result of personnel additions in response to the growth within the business segment.

          Marine Services:    The Company’s Marine Services segment had operating income of $9,025,000 for the first nine months of 2000 compared with $14,024,000 for the same period of 1999. The 36% decrease in operating income is the result of higher fuel costs, lower water levels on the Great Lakes and increased labor costs.

          Corporate and Other:    Certain cost of goods sold and general and administrative expenses are not allocated to the business segments. Moreover, the results of Specialty Minerals are also included in this category. Accordingly, Corporate and Other recognized an operating loss of $2,325,000 in the first nine months of 2000, which was $971,000 or 29% less than the $3,296,000 operating loss for the nine months ended September 30, 1999. The decrease in operating loss was primarily the result of the operating income of Specialty Minerals.

Other

          Interest expense increased 6% to $24,496,000 in the first nine months of 2000 compared with $23,125,000 for the same period of 1999. The increase in interest expense is principally the result of the higher debt levels after the April 2000 acquisition of Michigan Limestone and the December 1999 acquisition of Specialty Minerals. The increase in interest expense for the year was partially reduced because of the lower debt levels at the beginning of 2000 from proceeds received on the third quarter 1999 dispositions of Ingersoll and Detroit Lime. Also, the Company has been negatively impacted by the increase in interest rates in 2000. However, the Company has partially offset the increase in interest rates on its Senior Credit and Term Loan Facilities through the benefit of fixed rate interest swaps and a reduction in the premium over the Libor base rate charged to the Company due to an improved pro forma leverage ratio. Gains on disposition of assets are $510,000 in the first nine months of 2000 compared with $1,541,000 in the same period of 1999. A 1999 gain from the sale of a dock in Detroit, Michigan that was part of Lime and Limestone’s Port Inland, Michigan operation was the major difference between the years.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1999

          The Company’s net sales and operating revenues of $103,288,000 in the third quarter of 2000 were 21% greater than net sales and operating revenues of $85,377,000 for the same quarter in 1999. Operating income for the third quarter of 2000 was $20,045,000 or 30% more than the $15,391,000 for the same period in 1999. The Company reported net income of $7,619,000 ($1.52 per share, assuming dilution) for the three months ended September 30, 2000, compared with a net income of $6,430,000 ($1.32 per share, assuming dilution) for the same period in 1999. The increase in net sales and operating revenues is attributable to the April 2000 acquisition of Michigan Limestone, the December 1999 acquisition of Specialty Minerals, and growth in existing industrial minerals operations offset by the 1999 dispositions of Detroit Lime and Ingersoll. The increase in operating income is primarily attributed to the Michigan Limestone acquisition. The $1,189,000 or 18% increase in net income was primarily the result of the increase in operating income offset by slightly higher interest expense and smaller non-recurring gains.

          Operating results of the Company’s business segments for the three months ended September 30, 2000 and 1999 are discussed below.

Net Sales and Operating Revenues

          Lime and Limestone:    Net sales for the Company’s Lime and Limestone segment totaled $51,823,000 for the three months ended September 30, 2000, compared with $40,468,000 in the same quarter of 1999, an increase of $11,355,000 or 28%. Michigan Limestone’s added revenues in the third quarter of 2000 more than offset the 1999 combined revenues of the disposed operations of Detroit Lime and Ingersoll.

           Industrial Sands:    Net sales for the Company’s Industrial Sands segment totaled $16,247,000 in the three months ended September 30, 2000, an increase of 19% from $13,659,000 for the same quarter of 1999. The increase in net sales is attributable to increased frac sand sales to support drilling activity by oil field service firms related to the surge in oil prices.

          Marine Services:    Operating revenues for the Company’s Marine Services segment increased by $1,564,000 or 5%, to $32,814,000 for the third quarter of 2000 from $31,250,000 for the third quarter of 1999. The increase in operating revenues was the result of fuel surcharges included in vessel revenues.

          Corporate and Other:    Net sales and operating revenues totaled $2,404,000 and include the operations of Specialty Minerals, acquired in December 1999, and the elimination of Marine Services intersegment sales.

Cost of Goods Sold and Operating Expenses

          Lime and Limestone:    Cost of goods sold for the Lime and Limestone segment totaled $31,418,000 during the three months ended September 30, 2000, compared with $27,438,000 in the three months ended September 30, 1999, an increase of 15%. Cost of goods sold as a percentage of net sales were 61% in the third quarter of 2000 compared with 68% in the same period of 1999. The improvement in the ratio of cost of goods sold as a percentage of net sales is the result of significantly better margins on the acquired Michigan Limestone business compared with the margins on the disposed Detroit Lime and Ingersoll operations. The $3,980,000 increase in cost of goods sold dollars is the result Michigan Limestone being a larger entity than the disposed Detroit Lime and Ingersoll operations.

          Industrial Sands:    Cost of goods sold for the Industrial Sands segment increased $1,914,000, or 24%, to $9,920,000 in the third quarter of 2000 from $8,006,000 for the same period in 1999. Cost of goods sold as a percentage of net sales were 61% for the third quarter of 2000 and 59% for that quarter in 1999. The increase in cost of goods sold as a percentage of net revenues is the result of higher electrical and fuel costs at the Orange County, California operation in the third quarter of 2000 compared with 1999. The increase in total cost of sales dollars is the direct result of the demand increases at the Brady, Texas and Orange County, California operations.

          Marine Services:    Operating expenses for the Marine Services segment totaled $24,486,000 for the three months ended September 30, 2000, compared with $21,090,000 for the same period in 1999, an increase of $3,396,000, or 16%. Operating expenses as a percentage of operating revenues were 75% in the third quarter of 2000 and 67% in the same quarter of 1999. The increase in operating expenses and the increase in operating expenses as a percentage of operating revenues resulted from the absorption of higher vessel fuel costs not recovered through contractual pass-throughs to customers and inefficiencies resulting from lower water levels on the Great Lakes.

           Corporate and Other:    Included in this category is $950,000 in cost of goods sold and operating expenses for the third quarter of 2000. This category consists of cost of goods sold for the operations of Specialty Minerals and the elimination of operating expenses related to intersegment sales. Cost of goods sold as a percentage of net sales were 67% for Specialty Minerals in the third three months of 2000.

Depreciation, Depletion and Amortization

          Depreciation, depletion and amortization expense increased 24% to $9,163,000 for the three months ended September 30, 2000 compared with $7,391,000 for the same period of 1999. The increase in depreciation is primarily attributable to the added depreciation from the Michigan Limestone acquisition and the December 1999 Specialty Minerals acquisition.

General, Administrative and Selling Expenses

          Total general, administrative and selling expenses were $7,306,000 for the third quarter of 2000, compared with $6,060,000 for 1999, an increase of $1,246,000 or 21%. The percentage of general, administrative and selling expenses to total net sales and operating revenues is comparable at 7% in both the third quarter of 2000 and 1999.

Operating Income

          Lime and Limestone:    The Lime and Limestone segment contributed $11,448,000 to operating income for the three months ended September 30, 2000, compared with $6,513,000 in the same period of 1999. The $4,935,000 or 76% increase in operating income in the third quarter of 2000 is the result of the Michigan Limestone acquisition.

          Industrial Sands:    Operating income for the Industrial Sands segment was $3,480,000 for the third quarter of 2000 compared with $3,139,000 for the same period of 1999. The increase of $341,000 or 11% in operating income was principally the result of increased demand for frac sands, used in oil field drilling and increased efficiencies in quarrying and processing sand realized at the Glass Rock plant. This was slightly offset by the increased general, administrative and selling expenses, the result of personnel additions in response to growth.

          Marine Services:    The Company’s Marine Services segment had operating income of $5,365,000 for the third quarter of 2000 compared with $6,874,000 for the same period of 1999. The 22% decrease in operating income is the result of higher fuel costs, lower water levels on the Great Lakes and increased labor costs due to a new labor contract in 2000.

           Corporate and Other:    Certain cost of goods sold and general and administrative expenses are not allocated to the business segments. Moreover, the results of Specialty Minerals are also included in this category. Accordingly, Corporate and Other recognized an operating loss of $248,000 in the third quarter of 2000, which was $887,000 or 78% less than the $1,135,000 operating loss for the three months ended September 30, 1999. The improvement in operating loss was primarily the result of the operating income contribution of Specialty Minerals and a reduction in the accrual for health care costs and the cost to fund the Company’s pension plan in the third quarter of 2000 compared with 1999.

Other

          Interest expense increased 20% to $9,365,000 in the third quarter of 2000 compared with $7,804,000 for the same period of 1999. The increase in interest expense is principally the result of increased debt levels resulting from the April 2000 acquisition of Michigan Limestone and, the December 1999 acquisition of Specialty Minerals. Higher interest rates also increased interest expense in the three months ended September 30, 2000 compared to the same period for 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Information regarding the Company’s financial instruments that are sensitive to changes in interest rates was disclosed in the Form 10-K filed by the Company on March 14, 2000.

           The following table provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 2.25% margin in 2000 and 2.0% margin in 1999 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	September 30, 2000
	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$ 1,526	$ 3,899	$1,472	$ 2,303	$2,072	$112,639	$123,911	$110,253
Average interest rate	9.64%	9.54%	9.59%	9.73%	9.79%	10.16%
Variable rate	333	334	334	265,419	334	1,000	267,754	267,754
Average interest rate	8.99%	8.81%	8.78%	8.89%	4.54%	4.69%

Interest rate derivatives:
Interest rate swaps:
Variable to fixed			20,000	200,000			220,000	2,593
Average LIBOR pay rate	6.92%	6.92%	6.94%	6.90%
Average LIBOR receive rate	6.74%	6.56%	6.53%	6.64%

	December 31, 1999
	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$ 4,791	$ 2,534	$1,269	$ 1,954	$2,016	$112,962	$125,526	$117,822
Average interest rate	9.65%	9.70%	9.70%	9.70%	9.76%	9.79%
Variable rate	200	175,980					176,180	176,180
Average interest rate	7.60%	7.97%

Interest rate derivatives:
Interest rate swaps:
Variable to fixed	50,000	40,000					90,000	(889)
Average LIBOR pay rate	5.44%	5.65%
Average LIBOR receive rate	6.47%	7.13%

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not Applicable

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Not Applicable

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

DATE: November 14, 2000	By:	/S/ DAVID H. KELSEY David H. Kelsey Vice President and Chief Financial Officer On behalf of the Registrant

	By:	/S/ MICHAEL F. BIEHL Michael F. Biehl Vice President- Finance And Treasurer On behalf of the Registrant as Principal Accounting Officer