Form 10-K405
period 2000-12-31
OGLEBAY NORTON CO /NEW/
filed 2001-03-08
CIK 1082816

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant at March 2, 2001 (calculated by excluding the total number of shares reported under Item 12 hereof) was $101,752,000. Shares of Common Stock with associated Rights to Purchase Preferred Stock outstanding at March 2, 2001: 4,968,036.

        Portions of the following document are incorporated by reference: Registration Statement on Form S-4 containing the Registrant’s definitive proxy statement/prospectus, dated March 8, 2001 for the Registrant’s 2001 Annual Meeting of Stockholders.

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

        The Company (1) mines and processes limestone and manufactures lime at eleven operations, six of which are located throughout the eastern United States and four of which are located in the Great Lakes region, through its Lime and Limestone business segment, (2) mines and processes industrial sands and coal and copper slag at nine operations, located in Ohio and the southwestern United States, through its Industrial Sands business segment, and (3) operates a fleet of twelve self-unloading vessels on the Great Lakes, transporting iron ore, coal, limestone and other dry bulk cargo between U.S. ports through its Marine Services business segment. In addition, the Company mines and processes mica and related minerals at operations in North Carolina and New Mexico. The Company believes that its Lime and Limestone business is one of the six largest producers of lime and one of the largest producers of limestone in the United States; that its Industrial Sands business is the fourth largest producer of industrial sands in the United States; and its Specialty Minerals business is the largest producer of mica in the United States. The Marine Services business segment, which is one of four leading providers of marine transportation between U.S. ports on the Great Lakes, has an approximate 20% share of such market.

        During 2000, the Company completed three acquisitions, the largest of which was the purchase of Michigan Limestone Operations, Limited Partnership. These assets have been combined with the Company’s Michigan operations known as Port Inland to create Michigan Limestone Operations, Inc., a wholly owned subsidiary included in the Lime and Limestone business segment. In addition, the Company purchased a limestone production facility located in Portage, Indiana from J.M. Huber Corporation and a coal slag abrasives business located in Columbus, Texas from JEBCO, Inc. The Michigan Limestone Operations acquisition made a significant contribution to both revenue and earnings of the Lime and Limestone business segment in 2000.

    (2)  Business Strategy

        The Company’s strategy for enhancing its market leadership position and maximizing profitability and cash flow includes the following:

•	Pursue growth through internal investment of capital and selective acquisitions. The Company intends to continue to make strategic acquisitions of complementary businesses to:

•	supplement internally generated growth;

•	increase the breadth of product offerings;

•	add customers and expand geographic coverage;

•	leverage logistics services to expand the Company’s position in limestone in the Great Lakes region;

•	take advantage of industry consolidation; and

•	capitalize on the Company’s expertise in the industrial minerals industry.

        The Company uses strict criteria to evaluate business acquisition possibilities, including existing customer relationships, potential cost reductions and synergies, return on investment parameters and anticipated impact on earnings per share.

•
Capitalize on increasing demand for industrial minerals for building materials.    The Company has secured significant regional market share in the building materials market, particularly with respect to construction aggregates and industrial fillers markets. Limestone, industrial sands and mica are used to varying degrees by building materials manufacturers as filler material in paint, joint cement, roofing shingles, carpet backing, and floor and ceiling tiles. In addition, the Company’s limestone is used in infrastructure projects such as roads. The Company also packages limestone and sand for sale at the nation’s leading home centers and regional lawn care distributors for commercial and home lawn and garden care. With increased presence in the building materials market, the Company also intends to capitalize on its customer relationships by providing better service and a broader selection of minerals for customers to purchase.

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

•
Maximize fleet efficiency and leverage logistics services.    The Marine Services business segment strives to efficiently control the dispatch and movement of its vessel fleet. This function is performed centrally and is key to maximizing profitability. The segment attempts to negotiate contracts and dispatch vessels to facilitate backhauls, improving efficiency and profitability by providing tonnage on a vessel’s return trip, when it would normally travel without cargo. The business segment also attempts to maximize the fleet’s efficiency through careful scheduling and continuous tracking of weather, dock and traffic conditions. With the addition of Michigan Limestone Operations and Global Stone Portage, LLC., the Company is better able to leverage logistics services and delivery of its limestone in the Great Lakes Region.

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

B.    Principal Products and Services

(1)    Lime and Limestone

        The Company’s Lime and Limestone business segment in 2000 consisted of two business units, Global Stone Corporation and Michigan Limestone Operations, Inc. Through a series of transactions in 2000, 1999 and 1998, the Company has become a major North American supplier of crushed and ground limestone, construction aggregates, chemical limestone, lawn and garden products and lime serving a broad customer base in a variety of industries. Company products are used primarily as filler in building materials, as aggregate for construction of schools, hospitals, shopping centers and highways, as an environmental cleaning agent for flue gas desulferization, waste water treatment and soil stabilization and as a chemical in steel-making, paper-making and glass-making.

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

    Operations

        The Company’s Lime and Limestone business segment produces products for all four primary end uses described above. The segment has eleven lime and/or limestone operations in North America that collectively extract and process high purity limestone. These operations are located in Indiana, Tennessee, Virginia (3 operations), Michigan (3 operations), Pennsylvania, Oklahoma and Georgia.

        The segment currently operates eleven open pit quarries and four underground mines. At the quarry operations, limestone is extracted from the ground by traditional drilling and blasting techniques. In an open pit quarrying operation, the high purity limestone is often covered by an overburden of construction grade limestone that must first be removed. This overburden is used whenever possible to produce construction aggregates, usually in a dedicated crushing plant, in order to minimize the net costs of extraction. Following extraction, trucks or trains are used to deliver the “as-blasted” limestone to a primary crusher. It is then processed through several stages of crushing and screening to form products that are saleable as chemical limestone or ready for further processing into aggregates, lime, fillers and other value-added products. The Company assesses mineral reserves at all of its quarries and mines utilizing external consulting geologists and mining engineers.

        High-purity chemical limestone is processed into lime by heating it in a kiln. At December 31, 2000, the Company believes its daily lime production capacity is approximately 4,500 tons. The capacity over a 24-hour period cannot be projected over a full calendar year because kilns require regular planned outages for maintenance and equipment is subject to unplanned outages customary with any mechanical plant. Typically, a kiln will operate between 80% and 90% of the available hours in any year.

    Customers

        Transportation cost represents a significant portion of the overall cost of lime and limestone. As a result, and except for limestone quarried in Michigan, the majority of lime and limestone production is sold within a 200-mile radius of the producing facility. Limestone quarried at the Company’s Michigan Limestone Operations is delivered, for the most part, by marine vessel, enabling the stone to be shipped in excess of 800 miles at a competitive price. The Company believes that its lime and/or limestone operations are strategically located near major markets. The segment’s customers vary by the type of limestone products they demand: lime, chemical limestone or construction aggregate.

        In general, demand for lime and limestone correlates to general economic cycles, principally new construction demand, population growth rates and government spending on road construction, which affect the demand for our customers’ products and services. The segment has a broad customer base covering all sectors of the demand for lime and limestone. The Company estimates that the building materials and construction, industrial and chemical and environmental markets account for approximately 52%, 35% and 13%, respectively, of the business segment’s revenue.

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

(2)    Industrial Sands

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

    Operations

        The Industrial Sands business segment products include: (i) fracturing sands, which are used by oil-well service and exploration companies in the oil-well fracturing process to hold rock structures open; (ii) whole grain sands and silica flour, which is used in glass-making; (iii) filtration sands, which are used in liquid filtration systems; (iv) recreational sands, which are used in the construction of golf courses and other recreation fields as well as in general landscaping applications; (v) specialty construction/industrial sands, which are used in the construction industry; (vi) coated sand and silica-free copper abrasives for industry; and (vii) silica flour, which is used in the manufacture of building materials, fiberglass and ceramics.

        The Industrial Sands segment has nine operations located in Ohio and the southwestern United States. The business segment currently operates four open pit quarries with integrated processing plants, one processing plant supported by surface sand purchased under a long-term contract, one processing plant supported by copper slag purchased under a long-term contract, one processing plant supported by coal slag purchased under a long-term contract and two remote processing plants. Once extracted, the sand is washed to remove impurities like clay and dirt. The sand is then dried, screened and separated into different sized granules. At certain of the facilities, the sand is also pulverized into powder for use in ceramic and other applications. All of the segment ’s industrial sands operations have railroad and/or highway access.

    Customers

        The segment has a broad customer base covering all sectors of demand for industrial sands. Similar to lime and limestone, transportation cost represents a significant portion of the overall cost of industrial sands, and the majority of production is sold within a 200-mile radius of the producing facility. However, for the higher-margin industrial sands materials, representing sands with particular qualities, competition occurs among sand producers in different geographic regions since transportation costs are less restrictive. Customers of the Industrial Sands segment participate in the oil well service, specialty construction, glass, fiberglass, ceramic, recreational, foundry and filtration industries. Within these industries, sand is used for a wide variety of applications, from fracturing sands used to increase oil well production to sands used in the manufacture of roofing shingles, stucco and other building materials to sands used in playground and golf course construction. Demand for industrial sands used for oil well fracturing was up during 2000, due to increased activity in the domestic oil and gas industry. Demand for industrial sands has been strong in recent years, including 2000, due primarily to construction activity in the southwest. In general, demand for industrial sands correlates to general economic cycles, including the price of oil, new construction demands and population growth rates, which affect the demand for our customers’ products and services. The Company estimates that the building materials and construction markets, oil field/frac and other industrial uses accounted for approximately 26%, 31%, and 37%, respectively, of the business segment’s revenue.

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

(3)    Marine Services

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

    Industry

        Great Lakes shipping demand is generally related to the state of the economy and to the overall level of manufacturing activity. Moreover, the Great Lakes marine transportation business is seasonal. The season is affected by weather conditions (such as the waterways freezing over), the closing/opening of the locks between the lakes, water levels of the lakes and rivers and customer demand for service. These factors cause the actual number of days of operation to vary each year. Annually, the locks close around January 15 and re-open around March 25. Management believes that the Great Lakes shipping market in which its fleet competes operated at a utilization rate approaching full capacity for the last four years.

    Operations

        The Marine Services fleet focuses primarily on the bulk transportation of iron ore, coal and limestone for approximately 30 customers. Substantially all the fleet’s transportation services are conducted between U.S. ports on the Great Lakes, including Cleveland, Detroit, Milwaukee, Toledo and Duluth. The largest vessels in the fleet, the 1,000-foot M/V Columbia Star and M/V Oglebay Norton, transport primarily iron ore and coal. Management believes that these 1,000-foot vessels, of which there are 13 operating on the Great Lakes, are the most efficient and desirable method of transporting these commodities. The smaller vessels also transport limestone in addition to iron ore and coal and are subject to more flexible scheduling. Generally, the transportation of iron ore represents the highest revenue per ton, but it also often involves the longest routes. Many factors contribute to the overall profitability of a particular vessel and commodity. Delays, including those caused by weather, dock congestion and lake and river traffic also affect profitability. The key to maximizing profitability is effective control of the dispatch and movement of the vessels in the fleet. Through continuous monitoring of fleet sailing patterns and weather, dock and traffic conditions, delays can be minimized, increasing the fleet’s profitability.

        In addition to the Marine Services fleet, the segment operates a bulk material dock facility in Cleveland, Ohio. The dock facility is operated under a ten-year agreement with the Cleveland-Cuyahoga County Port Authority expiring in March 2007. The dock facility receives cargo from Great Lakes vessels, stores cargo as needed and transfers cargo for further shipment via rail or water transportation. While the Cleveland dock facility handled only iron ore cargoes during 2000, it can also be utilized for the transshipment of in-bound and out-bound cargoes of other dry-bulk commodities such as limestone, coal, sand, magnetic concentrate ore, salt, cement and coke. The dock operates throughout the year, although the winter months are dedicated primarily to loading stored material on trains rather than unloading from vessels.

    Customers

        The segment has long-established relationships with many of its customers and provides services to many of them pursuant to long-term contracts. Management estimates that approximately 80% of the tonnage hauled by the vessel fleet was shipped pursuant to multi-year contracts. To a certain extent, demand for marine transportation services correlates to general economic cycles, including steel production, and construction activity in the Great Lakes region. The segment’s customers include integrated steel manufacturers (which use our services to transport iron ore, coal and limestone), electric utility companies (which use our services to transport coal) and chemical limestone and construction aggregate producers (including the Company’s Michigan Limestone Operations) and purchasers (which use our services to transport limestone). The segment has three principal iron ore customers, eight principal coal customers, and approximately 15 limestone customers. The Company estimates that in 2000, industrial and integrated steel customers accounted for approximately 61% of the segment’s revenues, however, for 2001, the Company anticipates that this percentage will decline. Remaining revenue resulted from energy 26%, and construction and building materials, 11%.

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

(4)    Other Businesses

        On December 1, 1999, the Company acquired mica mining and processing assets from Franklin Industries, Inc., creating the basis for a new subsidiary, Oglebay Norton Specialty Minerals, Inc., an Ohio corporation. Oglebay Norton Specialty Minerals, Inc. mines and processes mica for use primarily in the building materials industry as well as in certain other industrial applications. The Company mines and processes mica from two facilities, located in North Carolina and New Mexico. Oglebay Norton Specialty Minerals, Inc. maintains its headquarters in Cleveland, Ohio.

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

C.    Environmental, Health and Safety Considerations

        The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. In 2000, the Company continued implementation of its Environmental, Health and Safety Initiative for continuous improvement commenced in 1999. Although the Company cannot reasonably estimate future costs related to compliance with these laws and regulations, costs incurred to comply with environmental regulations historically have not been outside the ordinary course of business. It is possible that the Company’s future operating results could be affected by future costs of environmental compliance, however, management believes that such costs will not have a material adverse effect on the Company’s consolidated financial statements. The Company is unable to predict the effects of future environmental laws and regulations upon its business.

D.    Employees

        At December 31, 2000, the Company employed approximately 1,880 people, of whom 200 were management. About one-half of the Company’s employees are unionized, and the Company is party to ten collective bargaining agreements with various labor unions. The Company believes that it maintains good relations with each of these unions. During 2000, the collective bargaining agreements covering employees at four mining operations and the licensed crew of the Marine Services vessel fleet expired. All agreements were successfully renegotiated. In 2001, collective bargaining agreements covering employees at our California and New Mexico operations will be negotiated commencing in the first quarter.

ITEM 2.    PROPERTIES

        The Company’s principal operating properties are described below. The Company’s executive offices are located at 1100 Superior Avenue, Cleveland, Ohio, under a sublease expiring on March 31, 2003. The total area involved is approximately 55,000 square feet.

Location	Use	Owned/ Leased	Reserves(1) (years remaining)
Corporate Headquarters
Cleveland, Ohio	Offices	Leased	N/A

Marine Services
Cleveland, Ohio	Marine transportation bulk commodity dock	Leased	N/A
Cleveland, Ohio	Offices	Leased	N/A

Industrial Sands
California Operations:
Orange County, California	Sand quarry and processing plant	(2)	12
(San Juan Capistrano)

Riverside, California	Sand processing plant	Owned	Supplied by third parties

Bakersfield, California	Transloading facility	Owned	N/A

Bakersfield, California	Sand processing plant	(3)	Supplied by Voca facility

Ohio Operations:

Glenford and Howard, Ohio	Sand quarries and processing plants	Owned	15 and 23, respectively

Texas Operations:

Brady and Voca, Texas	Sand quarries and processing plants	Owned	69

Columbus, Texas	Silica sand and coal slag processing plant	Leased	N/A

El Paso, Texas	Copper slag processing plant		N/A

Colorado Springs, Colorado	Sand processing plant	(4)	5

Lime and Limestone
Global Stone Operations:
Luttrell, Tennessee	Limestone mine and lime works	(5)	15

Chemstone operations:

Strasburg, Middletown, and Winchester, Virginia	Limestone quarries, processing plants and lime works	(6)	More than 100, collectively

York, Pennsylvania	Limestone quarries and processing plants	Owned	30

Marble City, Oklahoma	Limestone mine and lime works	Owned	59

Buchanan, Virginia	Limestone quarries and processing plants	Owned	43

Portage, Indiana	Limestone processing plant	Owned	N/A

Filler Products Operations:

Chatsworth, Ellijay and Cisco, Georgia	Limestone mines and processing plants	(7)	49
Location	Use	Owned/ Leased	Reserves(1) (years remaining)
Michigan Limestone Operations:

Rogers City, Cedarville and Gulliver, Michigan	Limestone quarries, ship loading facility and processing plant	Owned	More than 200 years, collectively

Other Businesses
Kings Mountain, North Carolina	Mica mines and processing plant	Leased	20

Velarde, New Mexico	Mica mines and processing plant	Owned	49

1)	Certain estimates of reserves are based on the life of a mineral reserve and not the actual reserves remaining at the location.

2)	The processing plant is owned and the sand quarry is subject to a mineral lease agreement through 2013.

3)	The sand processing plants are owned, however, they are located on land, which is leased through December 31, 2005 with a right to renew for an additional 5-year term.

4)	The processing plant is owned and the operation acquires feedstock under supply agreements that provide six years of reserves at current production levels.

5)	The lime works is owned and the limestone mine is subject to a mineral lease agreement through 2015.

6)
The limestone quarry and lime works at Strasburg and Winchester and the processing plant at Middletown are owned. The limestone quarry at Middletown is subject to a 100-year mineral lease agreement, however, it is estimated that there are 45 years of reserves remaining on the property.

7)	The processing plants are owned and the limestone mines are subject to a 99-year mineral lease agreement, however, it is estimated that there are 50 years of reserves remaining on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        The Company and certain of its subsidiaries are involved in various claims and routine litigation incidental to their businesses, including claims relating to the exposure of persons to asbestos and silica. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Company believes that these claims and proceedings are covered by insurance and are unlikely to have a material adverse effect on the Company’s financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company’s common stock is traded on the NASDAQ National Market (NASDAQ/NMS Symbol: OGLE). The Company had 394 and 422 stockholders of record at December 31, 2000 and 1999, respectively. There were no sales of unregistered equity securities by the Company during 2000. During the first quarter of 1999, the Company issued 50,000 unregistered shares of common stock as part of the consideration for the Global Stone Winchester acquisition. The following is a summary of the market range and dividends for each quarterly period in 2000 and 1999 for the Company’s common stock.

	Market Range		Dividends
Quarterly Period	High	Low
2000
4th	$28.13	$19.25	$0.20
3rd	28.50	24.63	0.20
2nd	26.13	20.25	0.20
1st	24.50	19.00	0.20

1999
4th	$25.00	$17.63	$0.20
3rd	23.75	19.56	0.20
2nd	24.88	20.88	0.20
1st	27.75	17.94	0.20

ITEM 6.    SELECTED FINANCIAL DATA

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(Dollars and shares in thousands, except per share amounts)

	Year Ended December 31
	2000	1999	1998	1997	1996
OPERATIONS

Net sales and operating revenues	$393,181	$328,947	$262,229	$149,251	$131,512

Operating income	51,019	46,544	37,035	24,465	11,653
Income from continuing operations	15,028	13,646	12,036	18,356	11,039
Discontinued operations	-0-	-0-	-0-	(2,104)	4,518
Net income	15,028	13,646	12,036	16,252	15,557

PER SHARE DATA

Income (loss) per common share—basic:
Continuing operations	$ 3.02	$ 2.81	$ 2.52	$ 3.84	$ 2.26
Discontinued operations	-0-	-0-	-0-	(0.44)	0.93
Net income	3.02	2.81	2.52	3.40	3.19

Income (loss) per common share—assuming dilution:
Continuing operations	3.00	2.80	2.51	3.81	2.26
Discontinued operations	-0-	-0-	-0-	(0.44)	0.92
Net income	3.00	2.80	2.51	3.37	3.18

Dividends	0.80	0.80	0.80	0.75	0.65

Market price at December 31	19.44	23.75	24.75	41.00	21.88
Book value at December 31	30.80	28.62	26.64	24.77	22.01

Shares of common stock outstanding	4,968	4,927	4,765	4,752	4,835
Average shares of common stock—basic	4,975	4,857	4,772	4,785	4,876
Average shares of common stock—assuming dilution	5,007	4,870	4,786	4,816	4,891

FINANCIAL CONDITION

Capital expenditures	$ 36,048	$ 25,939	$ 19,119	$ 24,554	$ 5,573
Working capital	45,582	38,731	27,311	37,955	28,561
Total assets	700,046	570,066	567,592	263,224	234,696
Capitalization:
Long-term debt	378,591	301,706	312,066	47,533	37,141
Stockholders’ equity	153,000	141,009	126,933	117,716	106,449

        Results for 2000 include Michigan Limestone and Global Stone Portage from their respective dates of acquisition. Results for 1999 include Specialty Minerals and Global Stone Winchester from their respective dates of acquisition. Results in 1998 include Global Stone, Port Inland and Colorado Silica from their respective dates of acquisition. Discontinued operations include the Company’s Engineered Materials business segment discontinued in 1997 and Iron Ore business segment discontinued in 1996.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Company: (1) unfavorable weather conditions particularly in the Great Lakes region and/or the continuation of lower water levels; (2) fluctuations in energy, fuel and oil prices; (3) a decline in steel production; (4) changes in the demand for the Company’s products or services due to changes in technology; (5) a decline in Great Lakes and Mid-Atlantic construction activity; (6) a weakening in the California economy and population growth rates in the Southwestern United States (7) the outcome of negotiations of labor agreements; (8) the loss or bankruptcy of major customers and (9) changes in environmental laws. Fluctuations in oil prices have both a positive and negative impact on the Company. High oil prices generally result in more drilling activity, positively impacting the Company’s Industrial Sands business segment, while at the same time increasing the operating costs of the companies vehicles, vessels and processing plants. Some of the Company’s customers have filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Management does not expect these reorganizations to have a material impact on the Company’s financial condition.

Financial Condition

        In the third quarter of 2000, the Company acquired certain assets from the J. M. Huber Corporation (“Global Stone Portage”) for $12,512,000 in cash. The facility processes fine-ground limestone for use in environmental applications at coal-fired power plants. In the second quarter of 2000, the Company acquired all of the partnership interests in Michigan Limestone Operations Limited Partnership (“Michigan Limestone”) for: $53,000,000 in cash; $8,247,000 in assumed debt ($6,314,000 refinanced at closing); and contingent payments subject to achieving certain operating performance parameters through 2011. The contingent payments can be as high as $40,000,000 in total, with a maximum payment of $4,000,000 in any one year. Contingent payments will be allocated to mineral reserves up to the appraised value and thereafter to goodwill. The Company accrued its initial contingent payment of $3,185,000 at December 31, 2000 representing additional purchase price and an increase to mineral reserves. The business has two facilities in Michigan, one of which supplies high calcium limestone and the other dolomitic limestone to a wide variety of users including the building materials, energy and metallurgy industries. Both facilities have access to the Great Lakes and ship essentially all their output by vessel. The assets and results of operations of Michigan Limestone and Global Stone Portage are included within the Company’s Lime and Limestone segment.

        In December of 1999 the Company acquired the assets of Franklin Industries’ Mica business (“Specialty Minerals”) for a purchase price of $31,600,000. Specialty Minerals is grouped with Corporate and Other. Also in 1999, the Company acquired the assets of the W.S. Frey Company (“Global Stone Winchester”) for $12,008,000 in cash and 50,000 restricted shares of the Company’s common stock, issued from treasury, having a guaranteed value of $1,500,000. Consideration for the acquisition also included non-compete and royalty payments of $3,500,000. Global Stone Winchester is part of the Lime and Limestone segment.

        All acquisitions were accounted for as business combinations applying the purchase method of accounting. The results of operations for these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The purchase prices have been allocated based on estimated fair values at the dates of acquisition. The purchase price allocations for Michigan Limestone will be finalized in the second quarter of 2001 as the asset and liability valuations are completed.

        In the third quarter of 1999, the Company sold in separate transactions the stock of its (i) Global Stone Detroit Lime Company (“Detroit Lime’) and (ii) Global Stone Ingersoll Ltd. (”Ingersoll“) subsidiaries. The sale of Detroit Lime was completed in August 1999 with net proceeds of $15,250,000. The sale of Ingersoll was completed in September 1999 with net proceeds of $45,700,000. Detroit Lime and Ingersoll combined for 1999 revenues of $20,564,000 and operating income of $2,050,000. The combined net proceeds of $60,950,000 were used to reduce amounts outstanding on the Company’s Revolving Credit Facility. In finalizing the purchase price allocation for the Global Stone acquisition, the underlying assets and liabilities of Detroit Lime and Ingersoll were adjusted to fair market value based upon an agreement entered into during the second quarter of 1999 to sell these entities. The re-allocation of the Global Stone purchase price resulted in a $23,300,000 reduction in goodwill.

        During 1998, the Company acquired the assets and liabilities of Global Stone Corporation (“Global Stone”) and Colorado Silica Sand, Inc. (“Colorado Silica”) and the assets of the Port Inland, Michigan operations of Minerals Technologies, Inc. (“Port Inland”) and Filler Products, Inc. (“Filler Products”). The operating results of Global Stone, Port Inland and Filler Products are included in the Company’s Lime and Limestone segment, while the operating results of Colorado Silica are included within the Industrial Sands segment. These acquisitions (collectively referred to as the “1998 Acquisitions”) were accounted for as business combinations applying the purchase method of accounting. The combined purchase prices of these acquisitions, including assumed debt, totaled $294,194,000.

        The Company’s operating activities provided cash of $39,913,000 in 2000, which was an increase of 77%, or $17,417,000, compared with $22,496,000 for 1999. Cash from operations during 2000 increased $13,764,000, or 53%, when compared with $26,149,000 for 1998. The increase in operating cash provided in 2000 compared with 1999 and 1998 primarily resulted from an increase in earnings and, additionally when compared with 1999, the timing of interest payments. The improvement in cash generated is directly related to the cash generated from the Michigan Limestone acquisition. The Company’s net income was $15,028,000 in 2000 compared with $13,646,000 in 1999 and $12,036,000 in 1998. Cash earnings are even greater when considering the increase in non-cash charges for depreciation, depletion and amortization (including goodwill) which is $5,167,000 greater in 2000 than 1999, and $11,442,000 greater in 2000 than 1998. Also, while interest expense was $4,080,000 greater in 2000, the timing of payments was such that interest paid was only $1,183,000 greater in 2000 than 1999. Operating results of the Company’s business segments are discussed in more detail under “RESULTS OF OPERATIONS”.

        Expenditures for property and equipment amounted to $36,048,000 in 2000 compared with $25,939,000 and $19,119,000 in 1999 and 1998, respectively. The increases in capital expenditures are primarily the result of the Michigan Limestone and Specialty Minerals acquisitions and the timing of the 1998 Acquisitions. Expenditures for the replacement of existing property and equipment totaled approximately $17,310,000 in 2000. Expansion projects amounted to $12,338,000, with the $6,400,000 balance for quarry development. Expenditures for property and equipment for 2001, excluding business acquisitions, are currently expected to approximate $36,000,000. Of this amount, $13,400,000 is estimated to be for expansion projects and $6,100,000 for quarry development.

        In the second quarter of 2000, in conjunction with the Michigan Limestone acquisition, the Company entered into a new three-year $118,000,000 Term Loan with its banking group and extended its existing $232,000,000 Revolving Credit Facility by two years. Both facilities expire on April 3, 2003 and do not require any amortization of principal. The pricing features and covenants of the new Term Loan are the same as the existing Revolving Credit Facility. The variable interest rate on the Revolving Credit Facility and new Term Loan approximated 9.0% at December 31, 2000. Both credit facilities are senior to the Company’s $100,000,000 Senior Subordinated Notes issued in 1999.

        The Company’s Senior Subordinated Notes, used to finance the Global Stone acquisition, mature in February 2009 and have a fixed interest rate of 10%. In 2000, the Company incurred $1,220,000 of financing costs related the new Term Loan and extended Revolving Credit Facility. In 1999, the Company incurred $1,231,000 of financing costs related to the exchange and private placement of the Senior Subordinated Notes and an amendment to the Revolving Credit Facility. The Company incurred $9,396,000 of financing costs during 1998 related to the Senior Subordinated Notes and Revolving Credit Facility. The financing costs are being amortized over the terms of the respective agreements and are included in Other Assets on the consolidated balance sheet at December 31, 2000.

        In 2000, the Company’s additional borrowings exceeded debt repayments by $74,950,000. Additional borrowing in 2000 included the financing of the Michigan Limestone and Global Stone Portage acquisitions. The Company reduced net borrowings by $12,127,000 on the Revolving Credit Facility during 1999 primarily from the proceeds from the sale of Detroit Lime and Ingersoll, offset by the additional borrowings needed to fund the acquisitions of Specialty Minerals and Global Stone Winchester. The 1998 Acquisitions increased net borrowings by $208,021,000 in 1998. The 1998 Acquisitions were financed by the Company’s Revolving Credit Facility and Senior Subordinated Notes.

        At December 31, 2000 the Company had $91,359,000 available for use on the Revolving Credit Facility. Anticipated cash flows from operations and current financial resources are expected to meet the Company’s needs during 2001. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the least possible cost.

        The Company’s Revolving Credit Facility requires interest rate protection on fifty-percent of the Company’s senior secured debt. The Company had separate interest rate swap agreements with banks to substitute fixed interest rates for LIBOR-based interest rates on notional amounts totaling $220,000,000 at December 31, 2000. Of those swaps, $100,000,000 in notional amounts have conditions that cancel the swaps if the LIBOR-based variable interest rate exceeds a certain rate. Another $50,000,000 in notional amounts of those swaps are only effective if the LIBOR-based variable interest rate is within a certain range (and was not effective at December 31, 2000). The effect of these agreements, which expire in 2003, was to fix the Company’s interest rate exposure at 9.32% on $70,000,000 of the Revolving Credit Facility. Additionally, the Company’s interest rate exposure was fixed at 8.91% on $100,000,000 of the Term Loan unless the LIBOR-based variable rate exceeds 9.55%. As a result of the swap agreements, interest expense decreased by $723,000 in 2000, and increased by $154,000 in 1999 and $55,000 in 1998.

        The following tables provides information about the Company’s derivative and other financial instruments that are sensitive to changes in interest rates, which include interest rate swaps and debt obligations. For debt obligations, the table presents cash flows and related weighted average interest by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average LIBOR interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward LIBOR rates in the yield curve, plus a 2.25% margin in 2000 and a 2.0% margin in 1999 for variable rate long-term debt. The Company does not hold or issue financial instruments for trading purposes.

	December 31, 2000
	2001	2002	2003	2004	2005	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$4,362	$2,065	$ 1,954	$2,016	$2,010	$110,963	$123,370	$106,506
Average interest rate	9.59%	9.66%	9.68%	9.71%	9.78%	9.82%
Variable rate	333	334	253,219	334	334	667	255,221	255,221
Average interest rate	7.86%	7.92%	8.13%	4.99%	5.13%	5.25%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed		20,000	200,000				220,000	6,270
Average LIBOR pay rate	6.92%	6.94%	6.90%
Average LIBOR receive rate	5.61%	5.67%	5.88%

	December 31, 1999
	2000	2001	2002	2003	2004	Thereafter	Total	Fair Value
	(In thousands)
Liabilities:
Long-term debt:
Fixed rate	$4,791	$ 2,534	$ 1,269	$1,954	$2,016	$112,962	$125,526	$117,822
Average interest rate	9.65%	9.70%	9.70%	9.70%	9.76%	9.79%
Variable rate	200	175,980					176,180	176,180
Average interest rate	7.60%	7.97%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	50,000	40,000					90,000	(889)
Average LIBOR pay rate	5.44%	5.65%
Average LIBOR receive rate	6.47%	7.13%

        In 2000, the Company received $1,731,000 of proceeds and recorded pretax gains of $1,907,000 (net gain of $1,635,000 or $0.33 per share, assuming dilution) for miscellaneous asset sales. In 1999, the Company sold a dock in Detroit, Michigan, for cash of $1,985,000, which resulted in a pretax gain of $1,642,000 (net gain of $1,067,000 or $0.22 per share, assuming dilution). The Company also sold an inactive coal property and received cash of $1,520,000, which resulted in a pretax net gain of $1,836,000 (or $0.37 per share, assuming dilution). In 1998, the Company disposed of certain assets resulting in net proceeds of $875,000 and a pretax gain of $125,000 (net gain of $81,000 or $0.02 per share, assuming dilution). In 1998, the Company received installment payments totaling $9,082,000 on the 1997 sale of assets from the disposal of its discontinued Engineered Materials segment.

        The Company declared dividends of $0.80 per share during 2000, 1999 and 1998. Dividends paid were $3,972,000 for 2000 compared with $3,881,000 and $3,813,000 in 1999 and 1998, respectively. The Company’s financial covenants in its debt agreement limit capital distributions, which includes dividends, to $10,000,000 per year.

        At December 31, 2000, the Company revised the expected annual trend rate increase in the per capita cost of health care benefits from 7.3% to 9.0%. The revised trend rate increased the Company’s postretirement benefits projected benefit obligation by $4,189,000 at December 31, 2000. In 2000, the Company’s liability and expense resulting from the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) was reduced by $2,135,000 primarily as a result of a decline in the number and change in the mix of beneficiaries assigned to the Company. At the end of 1999, the Company re-evaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rates were adjusted from 7.0% to 8.0% to better reflect market rates. The increase in the discount rate reduced the Company’s pension plans projected benefit obligation by $6,645,000, but did not have a material impact on 2000 pension expense. In 1999, the Company’s liability and expense resulting from the Coal Act was reduced $1,082,000 as a result of the increase in the discount rate to 8.0%. The increase in discount rate reduced the remaining postretirement benefits projected benefit obligation by $954,000 for 1999.

        As further described in Note A to the consolidated financial statements, the Company is required to adopt SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001. The adoption of SFAS No. 133 will result in the cumulative effect of an accounting change of $3,005,000 (net of income taxes of $1,618,000) being recognized as expense in the Consolidated Statement of Operations and a charge of $1,070,000 (net of income taxes of $577,000) in other comprehensive income (loss).

        In conjunction with the Company’s 2001 annual meeting, the Company’s stockholders will be asked to approve the re-incorporation of the Company as an Ohio corporation and certain changes to the Company’s capital structure. The changes include an increase in the number of authorized shares from 10,000,000 to 30,000,000 and the replacement of existing unissued preferred stock with 5,000,000 shares of “blank check” preferred stock. The term “blank check” preferred stock refers to stock for which designations, preferences, conversion rights, participation and other rights, including voter rights (subject to some limitations established by law), qualifications, limitations, and restrictions may be determined by the board of directors. The articles of incorporation establish restrictions on the blank check preferred stock relating to the conversion price and the number of shares of common stock into which the preferred stock may be converted in order to limit the dilution to holders of common stock.

Results of Operations

        The Company’s net sales and operating revenues in 2000 of $393,181,000 were 20% greater than the 1999 level of $328,947,000 and were 50% greater than the 1998 level of $262,229,000. Operating income increased $4,475,000 or 10%, to $51,019,000 compared with 1999 and increased $13,984,000, or 38%, from 1998. Net income was $15,028,000 ($3.00 per share, assuming dilution) for 2000 compared with $13,646,000 ($2.80 per share, assuming dilution) and $12,036,000 ($2.51 per share, assuming dilution) for 1999 and 1998, respectively. The increases in net sales and operating revenues in 2000 compared with 1999 are primarily attributable to the timing of the April 2000 acquisition of Michigan Limestone and the December 1999 acquisition of Specialty Minerals. The increase in net sales and operating revenues in 2000 compared with 1998 include the previously described acquisitions and the 1998 Acquisitions. The increase in operating income is primarily attributable to the above acquisitions offset by lower operating income in the Marine Services business. The increase in net income in 2000 compared with 1999 is primarily due to the increase in operating income from the April 2000 Michigan Limestone acquisition, offset by lower operating income in Marine Services and interest expense on borrowings used to fund the Michigan Limestone acquisition. The increase in net income in 2000 compared with 1998 is primarily due to the increases in operating income from the Michigan Limestone and 1998 acquisitions, offset by lower operating income in Marine Services and higher interest expense on borrowings used to fund acquisitions.

        In 2000, net income includes the effect of goodwill amortization totaling $2,476,000 (net of tax $2,139,000 or $0.43 per share, assuming dilution) primarily resulting from the 1998 acquisitions and prior Industrial Sands’ segment acquisitions. Net income for 1999 and 1998 include the effect of goodwill amortization totaling $2,831,000 (net of tax $2,532,000 or $0.52 per share, assuming dilution) and $1,579,000 (net of tax $1,283,000 or $0.27 per share, assuming dilution). Net income, excluding the amortization of goodwill, approximated $17,167,000 ($3.43 per share, assuming dilution) in 2000, compared with $16,178,000 ($3.32 per share, assuming dilution) and $13,319,000 ($2.78 per share, assuming dilution) in 1999 and 1998, respectively.

        The operating results of the Company’s business segments for 2000, 1999 and 1998 are discussed below.

    Net Sales and Operating Revenues

        Lime and Limestone.    Net sales for the Lime and Limestone segment increased 20% to $214,255,000 in 2000 compared with $178,843,000 in 1999 and increased 86% compared with $115,406,000 in 1998. The $35,412,000 increase in 2000 compared with 1999 is primarily the result of the net sales increase from the Michigan Limestone acquisition, partially offset by the prior year third quarter dispositions of Detroit Lime and Ingersoll. Additionally, increases in decorative stone and industrial fillers at the Buchanan, Virginia operation and increases in chemical stone, industrial fillers and pebble quicklime at the Luttrell, Tennessee operation improved net sales in 2000 compared with 1999. The $98,849,000 increase in net sales in 2000 compared with 1998 is primarily the result of the Michigan Limestone acquisition, a full year of sales from the Global Stone and Filler Products acquisitions plus the additional sales from the 1999 Global Stone Winchester acquisition. 1998 net sales include the operations of Port Inland, Global Stone and Filler Products as of their respective purchase dates of April 28, May 22, and August 31, 1998.

        Industrial Sands.    Net sales for the Industrial Sands segment increased by $19,801,000, or 36%, to $74,256,000 during 2000 compared with $54,455,000 for the same period of 1999. The segment’s 2000 net sales increased $22,987,000, or 45%, compared with 1998 sales of $51,269,000. The increase primarily resulted from increased frac sand sales at the Brady, Texas operation as drilling activity increased in response to the surge in oil prices. Tonnage shipped at the Brady, Texas operation increased 28% in 2000 compared with 1999 and 18% in 2000 compared with 1998, additionally freight revenue increased on this tonnage as the Brady, Texas operation contracted more of the rail and truck hauling for the customers in 2000. Additionally, 2000 revenues increased from an improvement in the pricing and product mix resulting from the addition of a mill that produces a finer grade of sand and the continued level demand from the construction market in the southwestern United States at the Orange County, California operation.

        Marine Services.    2000 operating revenues for the Marine Services segment of $93,852,000 decreased 1% compared to $94,558,000 in 1999 and 2% compared to $95,554,000 in 1998. A late season reduction in customer demand and unfavorable weather conditions compared with 1999 decreased sailing days to 3,315 in 2000 compared with 3,477 and 3,363 in 1999 and 1998, respectively. Favorable operating conditions at the end of 1999 extended the fleet’s sailing season in that year. The vessel fleet hauled 21,640,000 tons in 2000, 6% off the tonnage hauled during 1999 and 7% off the 1998 haul. The tonnage shipped decreased because of substantially lower water levels on the Great Lakes when compared to 1998 and lower water levels and fewer sailing days when compared with 1999. The vessels are limited in the cargo they carry by the depth of the lakes and rivers. The reduction in operating revenues was somewhat offset by customer fuel surcharges included in vessel revenues.

        Corporate and Other.    Net sales and operating revenues of $10,818,000 include the operations of Specialty Minerals, acquired in December 1999, and the elimination of intersegment revenues representing Marine Services delivery of stone sold by Michigan Limestone to customers on the Great Lakes. Net sales of Specialty Minerals totaled $1,091,000 in 1999.

    Cost of Goods Sold and Operating Expenses

        Lime and Limestone.    Cost of goods sold for the Lime and Limestone segment totaled $148,100,000 in 2000 an increase of 14% from $130,108,000 in 1999 and a 74% increase compared with $85,100,000 in 1998. This increase in dollars in 2000 compared with 1999 is the result of the Michigan Limestone acquisition, plus the additional costs associated with the increased demand in decorative stone and industrial fillers at the Buchanan, Virginia operation and chemical stone, industrial fillers and pebble quicklime at the Luttrell, Tennessee operation offset by the 1999 costs of goods sold of Detroit Lime and Ingersoll. The $63,000,000 increase in cost of goods sold dollars in 2000 compared with 1998 is primarily the result of the Michigan Limestone acquisition, a full year of costs from the Global Stone and Filler Products acquisitions plus the additional costs from the 1999 Global Stone Winchester acquisition. Cost of goods sold in 1998 include the operations of Port Inland, Global Stone and Filler Products as of their respective purchase dates of April 28, May 22, and August 31, 1998. Cost of goods sold, as a percentage of net sales is 69% in 2000 compared with 73% during 1999 and 74% during 1998. This improvement in margins is primarily the result of significantly better margins on the acquired Michigan Limestone business compared with the margins on the disposed Detroit Lime and Ingersoll operations and continued improved mining efficiency at the Luttrell, Tennessee operation.

        Industrial Sands.    Cost of goods sold for the Industrial Sands segment totaled $51,056,000 in 2000, an increase of 46% from $34,858,000 in 1999 and a 50% increase from $34,146,000 in 1998. The increase in cost of goods sold dollars is primarily from increased frac sand sales at the Brady, Texas operation as drilling activity increased in response to the surge in oil prices. Tonnage shipped at the Brady, Texas operation increased 28% in 2000 compared with 1999 and 18% in 2000 compared with 1998, additionally the Brady, Texas operation contracted more of the rail and truck hauling for the customers in 2000 and these costs are in cost of sales for all years. Finally, fuel costs more than doubled and natural gas costs increased 75% in 2000 from 1999 for the segment. Cost of goods sold as a percentage of net sales was 69% during 2000 compared with 64% during 1999 and 67% in 1998. The increase in this ratio is primarily because of the increase in contracted freight. On contracted freight, the segments cost of goods sold percentage of net sales is 92% in 2000. Additionally, the increase in energy costs in 2000 compared with 1999 increased this percentage.

        Marine Services.    Operating expenses for the Marine Services segment totaled $72,071,000 in 2000, an increase of 12% compared with $64,113,000 in 1999 and 15% when compared with $62,461,000 in 1998. The increase in operating expenses in 2000 when compared with 1999 and 1998 was primarily the result of increased fuel costs. Operating expenses as a percentage of operating revenues were 77% for 2000 compared with 68% for 1999 and 65% for 1998. These increases represent higher vessel fuel costs not recovered through contractual pass-throughs and lower water levels on the Great Lakes. The lower water levels reduce the tonnage capacity of each vessel, requiring more trips to carry tonnage comparable to the prior years.

        Corporate and Other.    Included in this category is $5,419,000 in cost of goods sold and operating expenses for 2000. This category represents cost of goods sold from the Specialty Minerals operation and the elimination of operating expenses related to intersegment sales. Cost of goods sold as a percentage of net sales was 66% for Specialty Minerals in 2000. Cost of goods sold for acquired Specialty Minerals totaled $800,000, or 73%, in December of 1999. There were no intersegment sales in 1999 or 1998. The improvement in the percentage in 2000 compared to 1999 for Specialty Minerals was because of improved extraction of finished products during the production process.

    Depreciation, Depletion and Amortization

        Depreciation, depletion and amortization expense, including goodwill amortization, increased to $32,317,000 in 2000 compared with $27,150,000 during 1999 and $20,875,000 during 1998. The increase in 2000 is principally related to the added depreciation, depletion and amortization from the Michigan Limestone, Specialty Minerals and Global Stone Winchester acquisitions. This increase is tempered slightly by the net reduction in depreciation, depletion and amortization resulting from the Detroit Lime and Ingersoll dispositions. The increase in depreciation, depletion and amortization from 2000 compared with 1998 includes the Michigan Limestone, Specialty Minerals and Global Stone Winchester acquisitions, and the timing of the 1998 Acquisitions. Depreciation, depletion and amortization as a percentage of revenue is 8% in all three years.

    General, Administrative and Selling Expenses

        General, administrative and selling expenses increased to $31,068,000 for 2000 compared with $25,190,000 and $22,047,000 for 1999 and 1998, respectively. The increase in expenses during 2000 compared with 1999 is principally the result of the Michigan Limestone and the December Specialty Minerals acquisitions, and an increase in staff at Industrial Sands to handle growth in the business segment. The increase in 2000 compared to 1998 included all of the above, plus the increases from the 1998 Acquisitions. As a percentage of total revenues, general, administrative and selling expenses remained comparable for all three years at 8%.

    Provision for Doubtful accounts

        The provision for doubtful accounts increased to $2,131,000 for 2000 compared with $183,000 and $565,000 for 1999 and 1998, respectively. The increase in the 2000 provision for doubtful accounts was primarily to reserve for collection of customers accounts in the metallurgy and industrial fillers industries as a result of bankruptcy filings.

    Operating Income

        Lime and Limestone.    The Lime and Limestone segment contributed $33,366,000 in operating income in 2000 compared with $22,157,000 during 1999 and $11,943,000 during 1998. The $11,209,000 or 51% increase in 2000 compared with 1999 is primarily the result of the operating income from the Michigan Limestone acquisition, which more than offset the net reduction in operating income caused from the third quarter 1999 dispositions of Detroit Lime and Ingersoll. The $21,423,000 increase in operating income in 2000 compared with 1998 is primarily the result of operating income from the Michigan Limestone acquisition plus the timing of the Global Stone Winchester, Global Stone and Filler Products acquisitions. Additionally, the Company benefited in 2000 compared with 1998 from the seasonality of the Buchanan, Virginia operations, which has 70% of its operating income realized in the first five months of a fiscal year, and the improved mining efficiencies realized at the Luttrell, Tennessee operation.

        Industrial Sands.    Operating income for the Industrial Sands segment increased 10% to $10,714,000 during 2000 compared with $9,723,000 during 1999, and increased 30% compared with the $8,247,000 during 1998. The $10,714,000 of operating income for 2000 was a record year for the segment. The $991,000 increase in operating income in 2000 is primarily the result of increased demand for frac sands, used in oil field drilling, from the Brady, Texas and Bakersfield, California operations, slightly offset by increased general, administrative and selling expenses, the result of personnel additions in response to the growth within the business segment. The $2,467,000 increase in operating income in 2000 compared with 1998 is primarily led by the increased demand, when compared with 1998, in Orange County, California attributable to the construction market in the southwestern United States, the increased demand for frac sands at the Brady, Texas operation offset by increased general, administrative and selling expenses.

        Marine Services.    Operating income for the Marine Services segment decreased 48% to $10,588,000 during 2000 compared with $20,260,000 during 1999, and decreased 55% compared with $23,266,000 during 1998. The reduction in 2000 operating income compared with 1999 and 1998 is the result of higher vessel fuel costs, lower water levels on the Great Lakes reducing the tonnage shipped, increased labor costs and fewer sailing days when compared to 1999.

        Corporate and Other.    Certain general and administrative expenses are not allocated to the business segments. Moreover, the results of Specialty Minerals are included in this category since its December 1999 acquisition. Corporate and Other operations recognized an operating loss of $3,649,000, $5,596,000 and $6,421,000 for 2000, 1999 and 1998, respectively. The decrease in operating loss was primarily the result of the operating income of Specialty Minerals and lower benefit plan costs.

    Other

        Interest expense increased in 2000 to $34,027,000 from $29,947,000 and $19,280,000 during 1999 and 1998, respectively. The 14% increase from 1999 in interest expense is principally the result of higher debt levels after the April 2000 acquisition of Michigan Limestone and the December 1999 acquisition of Specialty Minerals. The increase in interest expense was partially offset because of the lower debt levels at the beginning of 2000 from the third quarter 1999 proceeds from the Detroit Lime and Ingersoll dispositions. Also, the Company was negatively impacted from rising interest rates in 2000, although the impact was reduced because of the fixed interest rate swaps the Company had entered into. The 76% increase from 2000 compared with 1998 include the funding for the Michigan Limestone and Specialty Minerals acquisitions plus the increased debt levels and the amortization of financing costs incurred related to the 1998 Acquisitions offset by the proceeds from the Detroit Lime and Ingersoll disposition.

        During 2000, the Company recognized pretax gains of $1,907,000 from the disposition of assets compared with $3,043,000 for 1999 and $125,000 for 1998. The gains recognized in 2000 were from miscellaneous asset sales. The gains recognized in 1999 were primarily from the sale of an inactive coal property and a dock in Detroit, Michigan. Other income, net was $1,974,000 in 2000 compared with other expense, net of $1,269,000 in 1999 and $185,000 in 1998. The primary reason for other income in 2000 was a reduction in the Coal Act expense as more fully described in Notes H and K to the consolidated financial statements. The principal reason for the 1999 other expense was that year’s charge related to the early recognition of rental expense resulting from vacant space in the corporate office as more fully described in Note K to the consolidated financial statements.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The response to this item is submitted in a separate section of this Annual Report on Form 10-K on pages 16-17 under ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted in a separate section of this Annual Report on Form 10K on pages F-1 through F-21.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information regarding Directors of the Company, as required by Part III, Item 10, is incorporated herein by reference to the information contained in the Company’s proxy statement/prospectus dated March 8, 2001, filed in connection with the Company’s 2001 Annual Meeting of Stockholders.

        The Executive Officers of the Company as of March 8, 2001 were as follows:

Name	Age	Position
John N. Lauer	62	Chairman, President and Chief Executive Officer
Michael F. Biehl	45	Vice President, Finance and Treasurer
Ronald J. Compiseno	49	Vice President, Human Resources
Jeffrey S. Gray	44	Vice President, Industrial Sands
David H. Kelsey	50	Vice President and Chief Financial Officer
Michael D. Lundin	41	Vice President, Michigan Limestone Operations
Kenneth P. Pavlich	46	Vice President, Specialty Minerals
Danny R. Shepherd	50	Vice President, Lime and Limestone
Stuart H. Theis	58	Vice President, Marine Services
Rochelle F. Walk	40	Vice President and Secretary

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

        Michael D. Lundin was elected Vice President, Michigan Limestone Operations and President, Michigan Limestone Operations, Inc., in April, 2000. Prior to that time, he was President and one of the owners of Michigan Limestone Operations Limited Partnership for more than five years.

        Kenneth P. Pavlich was elected Vice President, Specialty Minerals and President, Oglebay Norton Specialty Minerals in December 1999 and was Vice President, Business Development for Oglebay Norton Specialty Minerals, Inc. and Vice President, Operations for Oglebay Norton Industrial Sands, Inc. from July 1998 until December 1999 and from December 1997 until July 1998, respectively. Mr. Pavlich was General Manager from 1992 to 1997 of Lone Tree Complex in Nevada for Newmont Mining Corporation.

        Danny R. Shepherd was elected to the position of Vice President, Lime and Limestone and President of Global Stone Corporation in October 1998. Mr. Shepherd served as Executive Vice President and General Manager of Global Stone (U.S.A.) Eastern Region from 1994 to 1998.

        Stuart H. Theis has been President, Oglebay Norton Marine Sevices Company, L.L.C. since October 1998 and has served as a Vice President of the Company since 1993. From 1992 to 1993 he was Assistant to the President of the Company.

        Rochelle F. Walk was elected Vice President of the Company in August 1999 and continues as Secretary of the Company, a position she has held since June 1998. From 1990 until joining the Company, she was with the Sherwin Williams Company where her duties included at various times: Corporate Counsel, Business Unit Director and Marketing Director.

        Except as noted above, all executive officers of the Company have served in the capacities indicated, respectively, during the past five years. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

ITEM 11.    EXECUTIVE COMPENSATION

        Information regarding Executive Compensation, as required by Part III, Item 11; is incorporated herein by reference to the information contained in the Company’s proxy statement/prospectus dated March 8, 2001, filed in connection with the Company’s 2001 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding Security Ownership of Certain Beneficial Owners and Management, as required by Part III, Item 12, is incorporated herein by reference to the information contained in the Company’s proxy statement/prospectus dated March 8, 2001, filed in connection with the Company’s 2001 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding Certain Relationships and Related Transactions, as required by Part III, Item 13, is incorporated herein by reference to the information contained in the Company’s proxy statement/prospectus dated March 8, 2001, filed in connection with the Company’s 2001 Annual Meeting of Stockholders.

Stockholder Inquiries:

        Copies of the SEC Form 10-K for 2000 are available on the Company’s Web site and will be provided without charge to stockholders upon written request to:

Rochelle F. Walk
Vice President and Secretary
Oglebay Norton Company
1100 Superior Avenue
Cleveland, OH 44114-2598
216-861-8734

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) List of Financial Statements:    The following consolidated financial statements of Oglebay Norton Company and its Subsidiaries are included in Item 8:

Report of Independent Auditors

Consolidated Statement of Operations—Years Ended December 31, 2000, 1999 and 1998

Consolidated Balance Sheet—December 31, 2000 and 1999

Consolidated Statement of Cash Flows—Years Ended December 31, 2000, 1999 and 1998

Consolidated Statement of Stockholders’ Equity—Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements—December 31, 2000, 1999 and 1998

        (a)(2) and (d) Financial Statement Schedules:    No consolidated financial statement schedules are presented because the schedules are not required, the information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements and related notes.

        (a)(3) and (c) Exhibit Index:    The response to this portion of Item 14 is submitted in a separate section of this Annual Report on Form 10-K at pages I-1 through I-5.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

OGLEBAY NORTON COMPANY

/s/ DAVID H. KELSEY

Vice President and Chief Financial Officer
March 8, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Company on March 8, 2001.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

BOARD OF DIRECTORS
OGLEBAY NORTON COMPANY

        We have audited the accompanying consolidated balance sheet of Oglebay Norton Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglebay Norton Company and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
February 16, 2001

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31
	2000	1999	1998
NET SALES AND OPERATING REVENUES	$393,181	$328,947	$262,229

COSTS AND EXPENSES
Cost of goods sold and operating expenses	276,646	229,880	181,707
Depreciation, depletion and amortization	29,841	24,319	19,296
Goodwill amortization	2,476	2,831	1,579
General, administrative and selling expenses	31,068	25,190	22,047
Provision for doubtful accounts	2,131	183	565

	342,162	282,403	225,194

OPERATING INCOME	51,019	46,544	37,035

Gain on disposition of assets	1,907	3,043	125
Interest expense	(34,027)	(29,947)	(19,280)
Other income (expense)—net	1,974	(1,269)	(185)

INCOME BEFORE INCOME TAXES	20,873	18,371	17,695
INCOME TAXES
Current	700	2,973	(2,256)
Deferred	5,145	1,752	7,915

	5,845	4,725	5,659

NET INCOME	$ 15,028	$ 13,646	$ 12,036

PER SHARE AMOUNTS:

NET INCOME PER SHARE—BASIC	$ 3.02	$ 2.81	$ 2.52

NET INCOME PER SHARE—ASSUMING DILUTION	$ 3.00	$ 2.80	$ 2.51

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars and shares in thousands, except per share amounts)

	December 31
	2000	1999
ASSETS
CURRENT ASSETS
Accounts receivable (net of reserve for doubtful accounts of $3,620 in 2000 and $1,215 in 1999)	$ 52,074	$ 46,088
Income taxes receivable	-0-	1,197
Inventories
Raw materials and finished products	33,148	22,606
Operating supplies	13,476	10,098

	46,624	32,704
Deferred income taxes	3,509	2,384
Prepaid insurance and other expenses	5,449	5,523

TOTAL CURRENT ASSETS	107,656	87,896
PROPERTY AND EQUIPMENT
Land and improvements	30,369	27,530
Mineral reserves	132,303	75,039
Buildings and improvements	45,362	38,500
Machinery and equipment	485,931	424,213

	693,965	565,282
Less allowances for depreciation, depletion and amortization	236,859	208,395

	457,106	356,887
GOODWILL (net of accumulated amortization of $8,162 in 2000 and $5,686 in 1999)	76,766	73,614
PREPAID PENSION COSTS	39,764	34,895
OTHER ASSETS	18,754	16,774

TOTAL ASSETS	$700,046	$570,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$ 4,695	$ 4,991
Accounts payable	19,990	13,208
Payrolls and other accrued compensation	9,887	10,878
Accrued expenses	13,119	10,461
Accrued interest expense	9,859	5,853
Income taxes payable	4,524	3,774

TOTAL CURRENT LIABILITIES	62,074	49,165
LONG-TERM DEBT, less current portion	373,896	296,715
POSTRETIREMENT BENEFITS OBLIGATION	44,685	25,856
OTHER LONG-TERM LIABILITIES	20,352	17,550
DEFERRED INCOME TAXES	46,039	39,771
STOCKHOLDERS’ EQUITY
Common stock, par value $1.00 per share—authorized 10,000 shares; issued 7,253 shares	7,253	7,253
Additional capital	9,521	9,112
Retained earnings	167,673	156,617
Accumulated other comprehensive loss	(94)	(111)

	184,353	172,871
Treasury stock, at cost—2,285 and 2,326 shares at respective dates	(31,353)	(31,862)

	153,000	141,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$700,046	$570,066

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)
	Year Ended December 31
	2000	1999	1998
OPERATING ACTIVITIES
Net income	$ 15,028	$ 13,646	$ 12,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	29,841	24,319	19,296
Goodwill amortization	2,476	2,831	1,579
Deferred income taxes	5,145	1,752	7,915
Gain on disposition of assets	(1,907)	(3,043)	(125)
Increase in prepaid pension costs	(4,868)	(3,592)	(4,458)
(Increase) decrease in accounts receivable	(242)	(12,739)	4,009
Decrease (increase) in income taxes receivable	1,197	2,263	(3,460)
Increase in inventories	(10,474)	(8,137)	(4,452)
Increase (decrease) in accounts payable	5,030	4,149	(8,637)
(Decrease) increase in payrolls and other accrued compensation	(3,193)	399	1,800
Decrease in accrued expenses	(53)	(2,913)	(981)
Increase in accrued interest	3,941	371	4,791
Increase (decrease) in income taxes payable	750	3,671	(2,493)
Other operating activities	(2,758)	(481)	(671)

NET CASH PROVIDED BY OPERATING ACTIVITIES	39,913	22,496	26,149

INVESTING ACTIVITIES
Capital expenditures	(36,048)	(25,939)	(19,119)
Acquisition of businesses	(75,238)	(45,656)	(239,639)
Proceeds from sale of assets	1,731	64,472	9,956

NET CASH USED FOR INVESTING ACTIVITIES	(109,555)	(7,123)	(248,802)

FINANCING ACTIVITIES
Repayments on long-term debt	(395,466)	(244,715)	(94,629)
Additional long-term debt	470,416	232,588	302,650
Financing costs	(1,220)	(1,231)	(9,396)
Payments of dividends	(3,972)	(3,881)	(3,813)
Purchases of treasury stock	(134)	(319)	(600)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	69,624	(17,558)	194,212
Effect of exchange rate changes on cash	18	245	495

Decrease in cash and cash equivalents	-0-	(1,940)	(27,946)
Cash and cash equivalents, January 1	-0-	1,940	29,886

CASH AND CASH EQUIVALENTS, DECEMBER 31	$ -0-	$ -0-	$ 1,940

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars and shares in thousands, except per share amounts)

	Common Stock	Additional Capital	Retained Earnings	Other Comprehensive Income (Loss)	Common Stock In Treasury	Unallocated Employee Stock Ownership Plan Shares	Total Stockholders’ Equity
Balance, January 1, 1998	$7,253	$6,289	$138,629		$(33,740)	$(715)	$117,716
Comprehensive income:
Net income			12,036				12,036
Foreign currency translation adjustment				$(709)			(709)

Total comprehensive income							11,327

Dividends, $.80 per share			(3,813)				(3,813)
Stock plans		1,192			396	715	2,303
Purchases of treasury stock					(600)		(600)

Balance, December 31, 1998	7,253	7,481	146,852	(709)	(33,944)	-0-	126,933

Comprehensive income:
Net income			13,646				13,646
Foreign currency translation adjustment				598			598

Total comprehensive income							14,244

Dividends, $.80 per share			(3,881)				(3,881)
Shares issued for acquisition		818			682		1,500
Stock plans		813			1,719		2,532
Purchases of treasury stock					(319)		(319)

Balance, December 31, 1999	$7,253	$9,112	$156,617	$(111)	$(31,862)	$-0-	$141,009

Comprehensive income:
Net income			15,028				15,028
Foreign currency translation adjustment				17			17

Total comprehensive income							15,045

Dividends, $.80 per share			(3,972)				(3,972)
Stock plans		409			643		1,052
Purchase of treasury stock					(134)		(134)

Balance, December 31, 2000	$7,253	$9,521	$167,673	$ (94)	$(31,353)	$-0-	$153,000

See notes to consolidated financial statements.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 1999 and 1998

NOTE A—ACCOUNTING POLICIES

        Principles of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated upon consolidation.

        Inventories:    Inventories are stated at the lower of average cost (first-in, first-out method) or market.

        Property and Equipment:    Property and equipment are stated at cost. The Company provides depreciation on buildings and improvements and machinery and equipment using the straight-line method over the assets estimated useful lives that range from 2 to 60 years. Depletion of mineral reserves is recognized on a tons mined basis.

        Intangible Assets:    Intangible assets, consisting primarily of the purchase price in excess of net assets of acquired businesses (“Goodwill”), are amortized using the straight-line method over the periods of expected benefit, which range from 15 to 40 years. Financing costs are amortized using the straight-line method over the periods of the loan agreements, which range from 3 to 10 years. Additions to Goodwill from acquisitions totaled $5,628,000 in 2000 and $68,000 in 1999.

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

        Foreign Currency Translation:    The financial statements of the Company’s subsidiaries outside the United States (“U.S.”) are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet dates. Income and expense items are translated at average monthly rates of exchange. Translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

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

        New Financial Accounting Standards:    Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” was issued in 1998. This SFAS requires that the Company recognize all derivates on the balance sheet at fair value. Derivatives that are not effective hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 on January 1, 2001, as currently required. The adoption of SFAS No. 133 will result in the cumulative effect of an accounting change at January 1, 2001 of $3,005,000 (net of income taxes of $1,618,000) being recognized as expense in the Consolidated Statement of Operations and a charge of $1,070,000 (net of income taxes of $577,000) in other comprehensive income (loss).

        Revenue Recognition:    Sales are generally recognized when products are shipped to customers. Operating revenues are recognized as services are provided to customers. The Company adopted Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” effective October 1, 2000. The SAB did not have a material impact on the consolidated financial statements. The Company also adopted the provisions of Emerging Issues Task Force Issue No. 00-10: “Accounting for Shipping and Handling Fees and Costs” effective October 1, 2000. As a result, total net sales and operating revenues now include external freight billed to customers and the related costs are included in cost of sales. Prior years amounts have been reclassified.

        Reclassifications:    Certain amounts in prior years have been reclassified to conform to the 2000 consolidated financial statement presentation.

NOTE B—ACQUISITIONS AND DISPOSITIONS

        In the second quarter of 2000, the Company acquired all of the partnership interests in Michigan Limestone Operations Limited Partnership (“Michigan Limestone”) for: $53,000,000 in cash; $8,247,000 in assumed debt ($6,314,000 refinanced at closing); and contingent payments subject to achieving certain operating performance parameters through 2011. The contingent payments can be as high as $40,000,000 in total, with a maximum payment of $4,000,000 in any one year. Contingent payments will be allocated to mineral reserves up to the appraised value and thereafter to goodwill. The Company accrued its initial contingent payment of $3,185,000 at December 31, 2000 representing additional purchase price and an increase to mineral reserves. The business has two facilities in Michigan, one of which supplies high calcium limestone and the other dolomitic limestone to a wide variety of users including the building materials, energy and metallurgy industries. Both facilities have access to the Great Lakes and ship essentially all their output by vessel. In the third quarter of 2000, the Company acquired certain assets from the J. M. Huber Corporation (“Global Stone Portage”) for $12,512,000 in cash. The facility processes fine-ground limestone for use in environmental applications at coal-fired power plants. The assets and results of operations of Michigan Limestone and Global Stone Portage are included within the Company’s Lime and Limestone segment.

        These acquisitions were accounted for under the purchase method. The results of operations for these acquisitions are included in the consolidated financial statements from the respective dates of acquisition. The purchase prices have been allocated based on estimated fair values at the dates of acquisition. The purchase price allocation for Michigan Limestone will be finalized in the second quarter of 2001 as the asset and liability valuations are completed.

        The following unaudited pro forma information presents a summary of consolidated results of operations for the Company and the acquisition of Michigan Limestone for the years ended December 31, 2000 and 1999 as if the acquisition had occurred as of the beginning of the respective periods. The pro forma adjustments give effect to (i) the amortization of the write-up of mineral reserves to fair market value, (ii) the interest expense on debt incurred to fund the acquisition and (iii) the related income tax effects. This unaudited pro forma information (i) assumes that the Company incurred all acquisition related debt as of the beginning of the respective periods and (ii) does not include the effects of a 1999 extraordinary gain of $2,690,000 attributable to a Michigan Limestone insurance claim.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 1999 and 1998

	2000	1999
	(in thousands)
Net sales and operating revenues	$395,891	$376,939
Net income	9,818	13,075
Earnings per share—basic	1.97	2.69
Earnings per share—assuming dilution	1.96	2.68

        The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations. On a pro-forma basis, Michigan Limestone contributed $1,686,000 of net income in 2000 and a $571,000 net loss to 1999. The $5,210,000 variance between the Company’s reported net income for 2000 of $15,028,000 and the above is attributable to winter work costs incurred by Michigan Limestone during its first quarter of seasonal shutdown prior to the acquisition date of April, 2000.

        In the first quarter of 1999, the Company’s Lime and Limestone segment acquired the assets of the W.S. Frey Company (“Global Stone Winchester”) for $12,008,000 in cash and 50,000 restricted shares of the Company’s common stock, issued from treasury, having a guaranteed value of $1,500,000. Consideration for the acquisition also included non-competition and royalty payments of $3,500,000. Global Stone Winchester operates a high purity limestone quarry and lime works and is located near two other of the Company’s operations. In the fourth quarter of 1999, the Company acquired the assets of Franklin Industries’ Mica business (“Specialty Minerals”) for $31,600,000 in cash. The business has two operations in the United States and consists of mining reserves, production facilities, equipment and other assets used in the mining, processing, and distribution of mica.

        In the third quarter of 1999, the Company sold in separate transactions the stock of its (i) Global Stone Detroit Lime Company (“Detroit Lime”) and (ii) Global Stone Ingersoll Ltd. (“Ingersoll”) subsidiaries. The sale of Detroit Lime was completed in August 1999 with net proceeds of $15,250,000. The sale of Ingersoll was completed in September 1999 with net proceeds of $45,700,000. Detroit Lime and Ingersoll combined for 1999 revenues of $20,564,000 and operating income of $2,050,000. The combined net proceeds of $60,950,000 were used to reduce amounts outstanding on the Company’s Revolving Credit Facility. In finalizing the purchase price allocation for the Global Stone acquisition, the underlying assets and liabilities of Detroit Lime and Ingersoll were adjusted to fair market value based upon an agreement entered into during the second quarter of 1999 to sell these entities. The re-allocation of the Global Stone purchase price resulted in a $23,300,000 reduction in goodwill.

        In the third quarter of 1999, the Company sold a dock, located in Detroit, Michigan for $1,985,000 in cash. The sale resulted in a pretax gain of $1,642,000 (net gain of $1,067,000 or $0.22 per share, assuming dilution). In the fourth quarter of 1999, the Company sold an inactive coal property for $1,520,000 in cash. The sale resulted in a pretax and net gain of $1,836,000 (or $0.37 per share, assuming dilution).

        In the first quarter of 1998, the Company’s Industrial Sands segment acquired all of the outstanding common shares of Colorado Silica Sands, Inc. (“Colorado Silica”) for $6,127,000 in cash and a $1,067,000 note payable over three years. In the second quarter of 1998, the Company acquired for cash all of the outstanding common shares of Global Stone Corporation (“Global Stone”), which is part of the Company’s Lime and Limestone business segment. Global Stone had eight operations in the United States and Canada, engaged in the mining, production and marketing of lime, chemical limestone and construction aggregate used in a variety of manufacturing processes and industries, including metallurgy, pulp and paper, chemical, environmental, agricultural and building materials. The total purchase price was $227,600,000, including the assumption of $54,000,000 of net debt. In the second quarter of 1998, the Company also purchased the assets of a limestone operation in Port Inland, Michigan, (“Port Inland”) part of the Company’s Lime and Limestone business segment, for $35,200,000 in cash. The acquisition included inventories, land, mineral reserves, equipment and other tangible property used in the business of mining, processing, marketing and distributing limestone, chemical limestone and construction aggregate. In the third quarter of 1998, the Company’s Lime and Limestone segment purchased the assets of Filler Products, Inc., a privately owned producer of chemical limestone in Chatsworth, Georgia, for $24,200,000 in cash. The acquisition included inventories, land, mineral reserves, equipment and other tangible property used in the business of mining, processing, marketing and distributing chemical limestone to the carpet and decorative gardening industries.

NOTE C—NET INCOME PER SHARE

        The calculation of net income per share—basic and assuming dilution follows (in thousands):

	2000	1999	1998
Net income per share—basic:
Net income	$15,028	$13,646	$12,036

Average number of shares outstanding	4,975	4,857	4,772

Net income per share—basic	$ 3.02	$ 2.81	$ 2.52

Net income per share—assuming dilution:
Net income	$15,028	$13,646	$12,036

Average number of shares outstanding	4,975	4,857	4,772
Common stock equivalents	32	13	14

Adjusted average number of shares outstanding	5,007	4,870	4,786

Net income per share—assuming dilution	$ 3.00	$ 2.80	$ 2.51

NOTE D—INCOME TAXES

        Total income taxes differs from the tax computed by applying the U.S. federal corporate income tax statutory rate for the following reasons (in thousands):

	2000	1999	1998
Income before income taxes	$20,873	$18,371	$17,695
Income taxes at statutory rate	$ 7,306	$ 6,430	$ 6,193
Tax differences due to:
Percentage depletion	(2,439)	(1,377)	(943)
State income taxes	781	692	65
Goodwill amortization	530	692	254
Tax benefit on sale of subsidiaries	-0-	(1,809)	-0-
Other	(333)	97	90

Total income taxes	$ 5,845	$ 4,725	$ 5,659

        At December 31, 2000, the Company has a net operating loss carry forward for tax purposes of $21,028,000 which expires in 2020.

        The Company received income tax refunds of $1,424,000, $4,660,000 and $1,049,000 in 2000, 1999 and 1998, respectively. The Company made income tax payments of $127,000, $1,918,000 and $3,999,000 in 2000, 1999, 1998, respectively.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 1999 and 1998
        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31
	2000	1999
Deferred tax liabilities:
Tax over book depreciation, amortization and depletion	$58,081	$53,915
Pension benefits	14,178	12,466
Other	8,804	4,672

Total deferred tax liabilities	81,063	71,053
Deferred tax assets:
Postretirement benefits	11,469	10,830
Coal Act liability	3,273	4,008
Alternative minimum tax credit carry forward	8,296	8,400
Net operating loss carry forward	7,283	-0-
Other	8,212	10,428

Total deferred tax assets	38,533	33,666

Net deferred tax liabilities	$42,530	$37,387

NOTE E—LONG-TERM DEBT

        Long-term debt is as follows (in thousands):

	2000	1999
Revolving Credit Facility	$134,885	$175,980
Term Loans	134,350	16,577
Senior Subordinated Notes	100,000	100,000
Notes and Bonds Payable	7,896	6,917
Capital Leases	1,460	2,232

	378,591	301,706
Less current portion	4,695	4,991

	$373,896	$296,715

        In the second quarter of 2000, in conjunction with the Michigan Limestone acquisition, the Company entered into a new three-year $118,000,000 Term Loan with its banking group and extended its existing $232,000,000 Revolving Credit Facility by two years. Both facilities expire on April 3, 2003 and do not require amortization of principal. The pricing features and covenants of the new Term Loan are the same as the existing Revolving Credit Facility. The variable interest rates on the Revolving Credit Facility and new Term Loan approximated 9.0% at December 31, 2000. Both credit facilities are senior to the Company’s $100,000,000 Senior Subordinated Notes issued in 1999.

        The Company’s Senior Subordinated Notes, used to finance the Global Stone acquisition, mature in February 2009 and have a fixed interest rate of 10%. In 2000, the Company incurred $1,220,000 of financing costs related the new Term Loan and the extended Revolving Credit Facility. In 1999, the Company incurred $1,231,000 of financing costs related to the exchange and private placement of the Senior Subordinated Notes and an amendment to the Revolving Credit Facility. The Company incurred $9,396,000 of financing costs during 1998 related to the Senior Subordinated Notes and Revolving Credit Facility. The financing costs are being amortized over the terms of the respective agreements and are included in Other Assets on the consolidated balance sheet at December 31, 2000.

        In 1997, the Company entered into a $17,000,000 fixed rate Term Loan with a bank to finance the acquisition of two Marine Services vessels, which had previously been under charter agreements. The Company is required to make semi-annual payments on the Term Loan of $775,000, including interest, through July 15, 2002; $1,400,000 payable semi-annually, including interest, through January 15, 2007 and a final payment of $7,951,000 including interest, on July 15, 2007. The loan is secured by mortgages on the two vessels, which have a net book value of $16,014,000 at December 31, 2000. The Term Loan has a semi-variable maximum interest rate of 8.32% (fixed portion of rate is 7.82%). The interest rate at December 31, 2000 was 8.2%.

        The Company’s debt agreements contain various covenants, which were amended in 2000 in conjunction with the new Term Loan, with the most restrictive covenants requiring the Company to maintain a (1) minimum level of earnings before interest, taxes, depreciation and amortization (EBITDA), (2) maximum leverage ratio, (3) minimum cash flow coverage ratio, (4) minimum interest coverage ratio and (5) limitation on capital expenditures and capital distributions. The Company was in compliance with all covenants at December 31, 2000.

        The Company, in separate agreements which expire in 2003, entered into interest rate swap agreements with banks to substitute fixed rates for LIBOR-based variable interest rates on notional amounts totaling $220,000,000 at December 31, 2000. Of these swaps, $70,000,000 in notional amounts substitute fixed rates for variable rates. An additional $100,000,000 in notional amounts substitute fixed rates for variable rates, but have an additional condition that cancels the swaps if the LIBOR-based variable interest rate exceeds a certain rate. And $50,000,000 in notional amounts substitute fixed rates for variable rates but are only effective if the LIBOR-based variable interest rate is within a certain range (and was not effective on December 31, 2000). The Company’s debt agreement with its bank group requires interest rate protection on fifty percent of its total senior secured debt through April 3, 2003. The swap agreements limit the effect of increases in the interest rates on variable rate debt. The differential between fixed and variable rates is recorded as an increase or decrease to interest expense. The effect of these agreements was to fix the Company’s interest rate exposure at 9.32% on $70,000,000 of the Revolving Credit Facility. Additionally, the Company’s interest rate exposure was fixed at 8.91% on $100,000,000 of the Term Loan unless the LIBOR-based variable interest rate exceeds 9.55%. As a result of these swap agreements, interest expense was $723,000 less in 2000, $154,000 greater in 1999 and $55,000 greater in 1998 than if the Company had maintained its variable LIBOR pricing.

        At December 31, 2000 and 1999, the fair value of the Company’s interest rate swaps are liabilities of $6,270,000 and assets of $899,000, respectively, and was estimated using valuation techniques based on discounted cash flows. The fair value of long-term debt was $361,727,000 and $294,002,000 at December 31, 2000 and 1999, respectively and was estimated by discounting future cash flows at currently available interest rates for borrowing arrangements with similar terms.

        The Company has stand-by letters of credit totaling $5,369,000 at December 31, 2000, with no outstanding balance at December 31, 2000.

        Substantially all of the Company’s U.S. accounts receivable, inventories and property and equipment, which approximates $535,344,000, secure long-term senior debt of $276,209,000 at December 31, 2000. Long-term debt maturities are $4,695,000 in 2001, $2,399,000 in 2002, $255,173,000 in 2003 (the Revolving Credit Facility and Term Loan expire in 2003 but are renewable annually thereafter), $2,350,000 in 2004, $2,344,000 in 2005, and $111,630,000 thereafter. The Company made interest payments of $28,648,000, $27,465,000 and $13,593,000 during 2000, 1999 and 1998, respectively.

NOTE F—STOCKHOLDERS’ EQUITY

At December 31, 2000 and 1999, 5,000,000 preferred stock shares were authorized and issuable in series. No preferred stock was issued or outstanding at December 31, 2000 and 1999. In 1987, under a Stockholder Rights Plan, as amended, a dividend was declared consisting of one Right for each outstanding share of the Company’s common stock. Upon certain “change in control” events, the Rights entitle the holder to purchase one one-hundredth of a share of the Company’s Series C $10.00 preferred stock for $130.00 or one share of the Company’s common stock for $2.50, depending on the “change in control” circumstances. The Stockholder Rights Plan, which expires December 18, 2006, should not interfere with any merger or other business combination approved by the Board of Directors, because the Board, at its option, may redeem the Rights at a redemption price of $0.05 per Right. In conjunction with the Company’s 2001 annual meeting, the Company’s stockholders will be asked to approve the re-incorporation of the Company as an Ohio Corporation and certain changes to the Company’s capital structure. The changes include an increase in the number of authorized shares and the replacement of existing unissued preferred stock.

NOTE G—COMPANY STOCK PLANS

        The Company’s Long-Term Incentive Plan (“Plan”), adopted in 1996 and revised in 1999, permits grants of stock options, stock appreciation rights, restricted stock and other performance awards. Included in Additional Capital at December 31, 2000 and 1999 is $343,000 and $563,000, respectively, for obligations under the Plan, representing 14,000 and 23,000 “share units”, respectively. “Share units” are calculated by taking the deferred payments and dividing by the stock market price on deferral date. Compensation expense under the Plan was $12,000 in 2000, $25,000 in 1999 and $31,000 in 1998. Also as provided by the Plan, stock options have been granted to key employees. These options vest ratably over a four-year period and expire 10 years from the date of grant. The Company uses the intrinsic value method to account for employee stock options. No compensation expense was recognized because the exercise price of the stock options equaled the market price of the underlying common stock on the date of grant. There have been no stock appreciation rights, restricted stock or performance awards granted under the Plan.

        In connection with an employment agreement (“Agreement”) the Company provided its Chairman, President and Chief Executive Officer (“CEO”) with a restricted common stock award, in lieu of annual cash compensation. In 1998, upon the CEO’s completion of a $1,000,000 personal investment in the Company’s common stock, the Company issued to the CEO 25,744 shares of common stock equal to the number of shares of common stock he acquired. Of the total shares issued, 15,444 are vested and non-forfeitable. The remaining shares are restricted at December 31, 2000 and become vested and non-forfeitable, ratably, on January 1, 2001 and 2003, as defined by the Agreement.

        The CEO is entitled to all voting rights and any dividends on the restricted shares. Total compensation expense of $965,000 computed based on the closing market price on the date the stock was issued, is being recognized over the vesting period. Compensation expense related to this award was $193,000, $193,000 and $386,000 in 2000, 1999 and 1998, respectively. Also under the Agreement, the Company granted the CEO an option to acquire 380,174 common shares at an exercise price of $38.00 per share. The option becomes exercisable in whole or in part on January 1, 2001 and expires June 30, 2005.

        In 1998, the Company established a Director Fee Deferral Plan (the “Directors Plan”), which allows non-employee directors of the Company the option of deferring all or part of their fees in the form of “share units” or “deferred cash”. Any fees deferred as “share units” will be matched at 25% by the Company, but only in the form of additional “share units”. Included in Additional Capital at December 31, 2000 and 1999 is $493,000 and $289,000 respectively, of obligations under the Directors Plan, representing 19,000 and 11,000 “share units”, respectively. Expense under the Directors Plan was $204,000, $179,000 and $186,000 in 2000, 1999 and 1998, respectively.

        A summary of the Company’s stock option activity and related information follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, January 1, 1998	49,900	$30.63
Granted—CEO	380,174	38.00	$11.36
Granted—Others	97,700	29.49	8.52
Forfeited	(8,900)	35.79

Options outstanding, December 31, 1998	518,874	35.73
Granted—Others	67,725	20.17	6.67
Forfeited	(12,300)	29.53

Options outstanding, December 31, 1999	574,299	34.04
Granted—Others	92,750	24.71	6.66
Forfeited	(2,200)	29.57

Options outstanding, December 31, 2000	664,849	$32.74

Options exercisable, December 31, 2000	88,381	$27.82

        Exercise prices for options outstanding as of December 31, 2000 ranged from $20.00 to $42.13. The weighted-average remaining contractual life of these options is 6.2 years.

        There were 1,003,174 common shares authorized for awards and distribution under all of the Company stock plans. At the end of 2000, 249,115 shares are reserved and remain available for use for the above plans.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 1999 and 1998

        As permitted, the Company has chosen to continue accounting for stock options at their intrinsic value. Under the alternative fair value method the estimated fair value of the options is amortized to expense over the options’ vesting period. Had the fair value method of accounting been applied to the Company’s stock option plans, the impact would be as follows (in thousands):

	2000	1999	1998
Net income, as reported	$15,028	$13,646	$12,036
Estimated fair value of stock options granted, net of taxes	(777)	(680)	(306)

Net income, as adjusted	$14,251	$12,966	$11,730

Net income per share—assuming dilution	$ 3.00	$ 2.80	$ 2.51

Net income per share, as adjusted—assuming dilution	$ 2.85	$ 2.66	$ 2.45

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates ranging from 5.1%–6.4%; dividend yields ranging from 2.0%–4.0%; volatility factors of the expected market price of the Company’s common shares of 32%, 44% and 31% in 2000, 1999 and 1998, respectively; and a weighted-average expected life of five years for the options. Since changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE H—POSTRETIREMENT BENEFITS

        The Company has a number of noncontributory defined benefit pension plans covering certain employees. The plans provide benefits based on the participant’s years of service and compensation, or stated amounts for each year of service. The Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding required by applicable regulations. In addition to pension benefits, the Company provides health care and life insurance for certain retired employees. Substantially all of the Company’s employees are eligible for these benefits when they reach normal retirement age. The Company’s policy is to fund these postretirement benefit costs principally on a cash basis as claims are incurred. The Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) requires companies that previously mined coal to pay the cost of certain health care benefit obligations for retired coal miners and their dependents.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 1999 and 1998

        A summary of the Company’s pension and other benefits is as follows (in thousands):

			Other Benefits [2]
	Pension Benefits [1]		Postretirement Health Care		Coal Act
	2000	1999	2000	1999	2000	1999
Change in benefit obligations
Benefit obligation at beginning of year	$ 61,143	$ 70,529	$ 19,656	$ 20,324	$10,277	$ 12,023
Service cost	2,036	1,775	788	623
Interest cost	5,177	4,424	2,438	1,389	789	931
Amendments	321	1,701	(591)
Actuarial loss (gain)	308	(6,730)	(284)	140	(3,018)	(1,897)
Assumption changes			4,189
Benefits paid	(5,665)	(4,995)	(1,786)	(1,022)	(823)	(780)
Acquisitions [3]	8,033		18,025	1,209
Divestitures		(5,561)		(3,007)

Benefit obligations at end of year	71,353	61,143	42,435	19,656	7,225	10,277
Change in plan assets
Fair value of plan assets at beginning of year	112,864	111,406	161	131
Actual return on plan assets	(6,947)	11,208	7	5
Employer contributions	404	283	25	25
Benefits paid	(5,665)	(4,995)
Acquisitions [3]	3,969
Divestitures		(5,038)

Fair value of plan assets at end of year	104,625	112,864	193	161

Funded status	33,271	51,721	(42,242)	(19,495)	(7,225)	(10,277)
Unrecognized net actuarial gain	(3,044)	(21,144)	(935)	(5,203)
Unrecognized prior service cost (credit)	3,336	3,353	(1,508)	(1,158)
Unrecognized initial net asset	(1,131)	(1,689)

Net asset (liability) recognized	$ 32,432	$ 32,241	$(44,685)	$(25,856)	$(7,225)	$(10,277)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$ 39,013	$ 34,895
Intangible asset	751

Prepaid pension costs	39,764	34,895
Accrued long-term benefit liability	(7,332)	(2,654)	$(44,685)	$(25,856)	$(7,225)	$(10,277)

Net asset (liability) recognized	$ 32,432	$32,241	$(44,685)	$(25,856)	$(7,225)	$(10,277)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 1999 and 1998
	Pension Benefits [1]
	2000	1999
Weighted-average assumption as of December 31
Discount rate	8.00%	8.00%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	4.00%	4.00%

	Other Benefits [2]
	Postretirement Health Care		Coal Act
	2000	1999	2000	1999
Weighted-average assumption as of December 31
Discount rate	8.00%	8.00%	8.00%	8.00%
Expected return on plan assets	6.00%	6.00%

        For measurement purposes on the Company’s postretirement health care a 8.25% annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 6.0% for 2006 and remain at that level thereafter. The post-65 benefits on the Company’s postretirement health care are assumed at a 6.0% annual rate of increase in per capita cost for 2000 and thereafter. The Coal Act’s weighted-average annual assumed rate of increase in the health care premium cost trend rate is 5.0% for and 6.0% for 1999.

	Pension Benefits [1]
	2000	1999	1998
Components of net periodic benefit credit
Service cost	$ 2,036	$ 1,775	$ 1,708
Interest cost	5,177	4,424	4,530
Expected return on plan assets	(10,209)	(9,558)	(9,659)
Amortization of prior service cost	338	341	298
Amortization of initial net asset	(559)	(563)	(711)
Recognized net actuarial gain	(635)	(305)	(735)

Net periodic benefit credit	$ (3,852)	$(3,886)	$(4,569)

	Other Benefits [2]
	Postretirement Health Care			Coal Act
	2000	1999	1998	2000	1999	1998
Components of net periodic benefit cost (credit)
Service cost	$ 788	$ 623	$ 528
Interest cost	2,438	1,389	1,276	$ 789	$ 931	$ 909
Expected return on plan assets	(9)	(8)	(6)
Amortization of prior service cost	(241)	(192)	(192)
Recognized net actuarial gain	(361)	(246)	(534)	(3,018)	(1,889)	(1,361)

Net periodic benefit cost (credit)	$2,615	$1,566	$1,072	$(2,229)	$ (958)	$ (452)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 1999 and 1998

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Other Benefits [2]
	Postretirement Health Care		Coal Act
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect on total of service and interest cost components	$ 449	$ (359)	$ 89	$(74)
Effect on postretirement benefit obligation	5,774	(4,561)	669	(568)

[1]	Reflects the combined Pension Plans of the Company
[2]	Reflects the Postretirement Health Care and Life Insurance Plans of the Company and benefits required under the 1992 Coal Act.
[3]	Reflects the pension and postretirement benefits obligation and assets acquired with the 2000 Michigan Limestone acquisition.

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $13,963,000, $12,024,000 and $6,647,000, respectively, as of December 31, 2000 and $2,301,000, $2,210,000 and $0, respectively, as of December 31, 1999.

        The health care premium assumption on the Company’s Coal Act liability was decreased to 5.0% at December 31, 2000 from 6.0% in 1999. This change resulted in a decrease of $824,000 in the remaining liability of the Coal Act. A reduction in the number and change in the mix of beneficiaries assigned to the Company also reduced the liability by $1,310,000.

        Pension plan assets include 327,000 and 293,000 shares of the Company’s common stock at December 31, 2000 and 1999, respectively. The ending market values for these shares were $6,348,000 in 2000 and $6,959,000 in 1999. Dividends received during 2000 and 1999 for these shares totaled $246,000 and $234,000, respectively.

        The Company maintains defined contribution plans for certain employees and contributes to these plans based on a percentage of employee contributions. The expense for these plans was $1,879,000, $1,419,000 and $1,533,000 for 2000, 1999 and 1998, respectively. The Company also pays into certain defined benefit multi-employer plans under various union agreements that provide pension and other benefits for various classes of employees. Payments are based upon negotiated contract rates and related expenses totaled $1,227,000, $1,099,000 and $1,166,000 for 2000, 1999 and 1998, respectively.

NOTE I—COMMITMENTS AND CONTINGENCIES

        The Company leases various buildings, computers and equipment in addition to a vessel charter in its Marine Services fleet. In general, these operating leases are renewable or contain purchase options. The purchase price or renewal lease payment is based on the fair market value of the asset at the date of purchase or renewal. Rental expense was $8,461,000, $6,024,000 and $5,076,000 in 2000, 1999 and 1998, respectively.

        Future minimum payments at December 31, 2000, under non-cancelable operating leases, are $7,976,000 in 2001, $5,858,000 in 2002, $4,736,000 in 2003, $3,463,000 in 2004, $2,603,000 in 2005 and $10,331,000 thereafter.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 1999 and 1998

        The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. Also, in the normal course of business, the Company is involved in various pending or threatened legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters. However, costs incurred to comply with environmental regulations and to settle litigation have not been significant in 2000 and prior years. Although it is possible that the Company’s future operating results could be affected by future costs of environmental compliance or litigation, it is management’s belief that such costs will not have a material adverse effect on the Company’s consolidated financial statements.

NOTE J—INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

        The Company, headquartered in Cleveland, Ohio, supplies essential natural resources to industrial and commercial customers. Through its three operating segments—Lime and Limestone, Industrial Sands and Marine Services—the Company serves customers in a wide range of industries, including building materials, energy, environmental and industrial. The composition of the segments and measure of segment profitability is consistent with that used by the Company’s management. The Company’s primary measurement focus is operating income and EBITDA. Interest expense and other income (expense)—net are, grouped with Corporate and Other and not presented by segment, since they are excluded from the measure of segment profitability used by the Company’s management.

Lime and Limestone

        The lime and limestone business segment consisted of two business units, one headquartered in Roswell, Georgia, and the other being the Michigan Limestone operation headquartered in Rogers City, Michigan. The lime and limestone business segment mines and processes limestone and produces lime, a limestone derivative. Overall, this business segment operates eleven facilities, primarily in the eastern United States. Lime is used for water and waste treatment, steel making, flue gas desulfurization, glass production, animal feed, fertilizers, and fillers for plastic, latex, and sealants. Chemical limestone is used for many diverse industrial and agricultural processes, including fiberglass, roofing shingles and animal feed. Limestone is sized and graded for lawn and garden applications as well as for aggregates in construction.

Industrial Sands

        The Industrial Sands business segment, headquartered in Phoenix, Arizona, mines and processes high-purity silica sands at two facilities in Ohio and seven facilities in the southwestern United States. It produces fracturing sands used in oil well drilling; filtration sands; recreational sands for golf courses, playgrounds, athletic fields, and landscaping; industrial sands used as abrasives and for fillers in building materials; silica flour for fiberglass and ceramic production; and foundry sands for hot-metal die casting.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 1999 and 1998

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

        Geographic information for revenues and long-lived assets are as follows:

2000	Revenues (a)	Long-Lived Assets
United States	$384,041	$508,454
Canada and other foreign	9,140

Consolidated	$393,181	$508,454

1999
United States	$314,642	$400,997
Canada and other foreign	14,305

Consolidated	$328,947	$400,997

1998
United States	$250,506	$355,819
Canada and other foreign	11,723	28,327

Consolidated	$262,229	$384,146

(a)	Revenues are attributed to countries based on the location of customers.

        Accounts receivable of $14,112,000, $10,755,000, $10,625,000 and $8,025,000 are due from companies in the construction, utilities, metallurgy and limestone industries, respectively, at December 31, 2000. Credit is extended based on an evaluation of a customer’s financial condition, and generally collateral is not required. Credit losses within these industries have not been historically significant. The Company did make a fourth quarter provision for doubtful accounts to reserve primarily for the bankruptcy of customers in the metallurgy and industrial fillers industry. There were no customers that exceeded 10% of consolidated net sales and operating revenues in 2000, 1999 or 1998.

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 1999 and 1998
	Lime and Limestone [3]	Industrial Sands	Marine Services	Total Segments	Corporate and Other [4]		Consolidated
2000
Identifiable assets	$406,100	$66,659	$135,818	$608,577	$91,469 [1]		$700,046
Depreciation, depletion and amortization expense	19,191	5,337	6,437	30,965	1,352		32,317
Capital expenditures	21,807	9,026	4,265	35,098	950		36,048
Net sales and operating revenues	$214,255	$74,256	$ 88,873	$377,384	$ 15,797		$393,181
Intersegment revenues			4,979	4,979	(4,979)

Total net sales and operating revenues	$214,255	$74,256	$ 93,852	$382,363	$ 10,818		$393,181
Operating income (loss) before provision for doubtful accounts	$ 34,119	$11,038	$ 11,642	$ 56,799	$ (3,649)		$ 53,150
Provision for doubtful accounts	(753)	(324)	(1,054)	(2,131)			(2,131)

Operating income (loss)	$ 33,366	$10,714	$ 10,588	$ 54,668	$ (3,649	) [2]	$ 51,019
Gain on disposition of assets	50	106		156	1,751		1,907
Interest expense					(34,027)		(34,027)
Other income—net					1,974		1,974

Income (loss) before income taxes	$ 33,416	$10,820	$ 10,588	$ 54,824	$(33,951)		$ 20,873

1999
Identifiable assets	$285,675	$59,024	$139,740	$484,439	$ 85,627	[1]	$570,066
Depreciation, depletion and amortization expense	15,680	4,726	6,380	26,786	364		27,150
Capital expenditures	17,087	4,501	4,113	25,701	238		25,939
Net sales and operating revenues	$178,843	$54,455	$ 94,558	$327,856	$ 1,091		$328,947
Operating income (loss) before provision for doubtful accounts	$ 22,275	$ 9,788	$ 20,260	$ 52,323	$ (5,596)		$ 46,727
Provision for doubtful accounts	(118)	(65)		(183)			(183)

Operating income (loss)	$ 22,157	$ 9,723	$ 20,260	$ 52,140	$ (5,596	) [2]	$ 46,544
Gain (loss) on disposition of assets	(98)	21		(77)	3,120		3,043
Interest expense					(29,947)		(29,947)
Other expense—net					(1,269)		(1,269)

Income (loss) before income taxes	$ 22,059	$ 9,744	$20,260	$ 52,063	$(33,692)		$ 18,371

1998
Identifiable assets	$323,860	$52,248	$137,969	$514,077	$ 53,515	[1]	$567,592
Depreciation, depletion and amortization expense	10,581	3,914	6,252	20,747	128		20,875
Capital expenditures	8,322	6,069	4,703	19,094	25		19,119
Net sales and operating revenues	$115,406	$51,269	$ 95,554	$262,229			$262,229
Operating income (loss) before provision for doubtful accounts	$ 12,052	$ 8,319	$ 23,266	$ 43,637	$ (6,037)		$ 37,600
Provision for doubtful accounts	(109)	(72)		(181)	(384)		(565)

Operating income (loss)	$ 11,943	$ 8,247	$ 23,266	$ 43,456	(6,421	) [2]	$ 37,035
Gain (loss) on disposition of assets	76	213		289	(164)		125
Interest expense					(19,280)		(19,280)
Other expense—net					(185)		(185)

Income (loss) before income taxes	$12,019	$ 8,460	$ 23,266	$ 43,745	$(26,050)		$ 17,695

[1]	Consists primarily of prepaid pension costs and other assets each year.
[2]	Includes other operations, net of corporate general and administrative expenses.
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 1999 and 1998
[3]
Includes the results of operations of Michigan Limestone and Global Stone Portage from their acquisition dates of April and September 2000, respectively. Includes the results of operations of Global Stone Winchester from the acquisition date of March 1999; and Port Inland, Global Stone and Filler Products from their acquisition dates of April, May and August 1998, respectively.

[4]	Includes the results of operations of Specialty Minerals from its acquisition date of December 1999.

NOTE K—QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 are summarized as follows (In thousands):

	Quarter Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
2000
Net sales and operating revenues	$102,415	$119,158	$113,428	$58,180
Gross profit	18,844	27,380	25,708	10,155
Net income (loss)	3,728	7,618	6,492	(2,810)
Per common share:
Net income (loss)—basic	0.75	1.53	1.30	(0.57)
Net income (loss)—assuming dilution	0.74	1.52	1.30	(0.57)

1999
Net sales and operating revenues	$ 84,610	$ 95,490	$ 96,173	$52,674
Gross profit	19,226	21,429	21,922	9,157
Net income (loss)	4,354	6,430	5,877	(3,015)
Per common share:
Net income (loss)—basic	0.89	1.32	1.21	(0.63)
Net income (loss)—assuming dilution	0.88	1.32	1.21	(0.63)

        The sum of per share amounts for the four quarters of 2000 and 1999 do not equal the annual per share amounts as a result of the effect of stock options granted by the Company and the absence of dilution in the first quarter because of the net loss.

        See Note B for the timing of acquisitions and dispositions that impact quarter-to-quarter comparisons.

        Net income for the fourth quarter of 2000 includes: a gain of $1,858,000 ($0.37 per share, assuming dilution) as a result of a decline in the number and change in the mix of beneficiaries assigned to the Company under the Coal Act, and a reduction in the Coal Act health care premium assumption; a gain on sale of assets of $1,131,000 ($0.23 per share, assuming dilution); and a $1,030,000 ($0.21 per share, assuming dilution) provision for doubtful accounts primarily to reserve for customer bankruptcy filings.

        Net income for the fourth quarter of 1999 includes: a gain of $1,835,000 ($0.37 per share, assuming dilution) related to the sale of an inactive coal property; a $979,000 gain ($0.20 per share, assuming dilution) as a result of a decline in the number of beneficiaries assigned to the Company under the Coal Act and an increase in the discount rate; and a $1,069,000 ($0.22 per share, assuming dilution) charge related to the accrual of an operating lease obligation on vacant space in the Company’s corporate office.

        Net income for the second quarter of 1999 includes a gain of $1,067,000 ($0.22 per share, assuming dilution) related to the sale of a dock located in Detroit, Michigan.
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
request, defining the rights of holders of its
long-term debt identified in Note E to the
Consolidated Financial Statements.

	(b) Form of Rights Agreement (including first and second amendments)	Incorporated by reference in Exhibit 4(b) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993

	(c) Form of Third Amendment to Rights Agreement, dated as of August 31, 1994, between Company and the Rights Agent	Incorporated by reference in Exhibit 4(c) to Amendment No. 3 to Form 8-A/A, filed on September 26, 1994

	(d) Form of Fourth Amendment of Rights Agreement, dated as of January 21, 1997, between Company and the Rights Agent	Incorporated by reference in Exhibit 4(d) to Form 8-A/A, filed on January 21, 1997

	(e) Form of Fifth Amendment of Rights Agreement, dated as of October 28, 1998, between Company and the Rights Agent	Incorporated by reference in Exhibit 4(e) to Form 8-A/A, filed November 20, 1998

10	(a) Form of Change of Control Agreement entered into by the Registrant in the second quarter 2000, with 9 Executive Officers as follows:*	Incorporated by reference in Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

*	Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.

**	As appropriate, indicates filing made on behalf of Registrant’s predecessor, ON Marine Services Company, a Delaware corporation, before March 8, 1999 known as Oglebay Norton Company.

SEC Exhibit No.	Description	Location**
• M.F. Biehl
• R.J. Compiseno
• J.S. Gray
• D.H. Kelsey
• M.D. Lundin
• K.P. Pavlich
• D.R. Shepherd
• S.H. Theis
• R.F. Walk

	(b) Agreement with John D. Weil	Incorporated by reference in Exhibit 10(f) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993

	(b)(1)First Amendment to Agreement with John D. Weil	Incorporated by reference in Exhibit 10(b)(1) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

	(c) Oglebay Norton Company Long-Term Incentive Plan*	Incorporated by reference in Exhibit 10(h) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995

	(d) Form of Oglebay Norton Company 1999 Long-Term Incentive Plan*	Incorporated by reference in Exhibit 10(d) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

	(e) Amended and Restated Director Stock Plan*	Incorporated by reference in Exhibit 10(i)(1) in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997

	(e)(1) First Amendment to Amended and Restated Director Stock Plan*	Incorporated by reference in Exhibit 10(e)(1) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999

	(f) Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(j) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(f)(1) First Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(j)(1) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

*	Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.

**	As appropriate, indicates filing made on behalf of Registrant’s predecessor, ON Marine Services Company, a Delaware corporation, before March 8, 1999 known as Oglebay Norton Company.

SEC Exhibit No.	Description	Location**
	(f)(2) Second Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(j)(2) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(f)(3) Form of Third Amendment to Oglebay Norton Company Supplemental Savings and Stock Ownership Plan*	Incorporated by reference in Exhibit 10(h)(3) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(g) Irrevocable Trust Agreement I*	Incorporated by reference in Exhibit 10(k) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

(h) Irrevocable Trust Agreement II*	Incorporated by reference in Exhibit 10(l) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

(i) Executive Life Insurance Program I (Form of letter Agreement)*	Incorporated by reference in Exhibit 10(m) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

(j) Executive Life Insurance Program II (Program description)*	Incorporated by reference in Exhibit 10(n) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

(k) Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement)*	Incorporated by reference in Exhibit 10(o) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

(k)(1) First Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement), dated as of December 15, 1994*	Incorporated by reference in Exhibit 10(o)(1)) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

(k)(2) Form of Second Amendment to Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (January 1, 1991 Restatement), dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(m)(2) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

*	Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.

**	As appropriate, indicates filing made on behalf of Registrant’s predecessor, ON Marine Services Company, a Delaware corporation, before March 8, 1999 known as Oglebay Norton Company.

SEC Exhibit No.	Description	Location**
	(l) Amended and Restated Credit Agreement dated as of April 3, 2000 by and among Registrant and Keybank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

	(m) Loan Agreement dated as of April 3, 2000 by and among Registrant and Keybank National Association, as administrative agent and other banks	Incorporated by reference as Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

	(n) Annual Incentive Plan (Performance Management Plan) (plan description)*	Incorporated by reference in Exhibit 10(q) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996

	(o) Employment Agreement between Company and John N. Lauer, dated December 17, 1997*	Incorporated by reference in Exhibit 10(r) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(o)(1) Amendment, dated June 30, 2000, to Employment Agreement dated December 17, 1997 between Registrant and John N. Lauer	Incorporated by reference in Exhibit 10.2 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

	(p) Supplemental Letter between Company and John N. Lauer, dated December 17, 1997*	Incorporated by reference in Exhibit 10(s) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(q) Oglebay Norton Company Performance Option Agreement between the Company and John N. Lauer, dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(t) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(r) Oglebay Norton Company Special Supplemental Retirement Plan, dated as of December 17, 1997*	Incorporated by reference in Exhibit 10(u) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(r)(1) Amendment, dated June 30, 2000, to Special Supplemental Retirement Plan dated as of December 17, 1997	Incorporated by reference in Exhibit 10.3 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000

	(s) Form of Oglebay Norton Company Director Fee Deferral Plan, dated as of February 1, 1998*	Incorporated by reference in Exhibit 10(v) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

*	Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.

**	As appropriate, indicates filing made on behalf of Registrant’s predecessor, ON Marine Services Company, a Delaware corporation, before March 8, 1999 known as Oglebay Norton Company.

SEC
Exhibit
No.
Description
Location**

(t) Form of Oglebay Norton Company Pour-Over Trust, dated as of December 17, 1997*
Incorporated by reference in Exhibit 10(w) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997

	(w) Indenture, dated as of February 1, 1999 among Predecessor Registrant, the Guarantors and Norwest Bank Minnesota, National Association	Incorporated by reference in Exhibit 10(w)(1) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

	(w)(1) Registration Rights Agreement dated as of February 1, 1999, among Predecessor Registrant and The guarantors and CIBC/Oppenheimer Corp.	Incorporated by reference in Exhibit 10(w)(2) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

	(w)(2) Supplemental Indenture (Assignment and Assumption Agreement), dated March 5, 1999 among Registrant, Predecessor Registrant and Norwest Bank Minnesota, National Association	Incorporated by reference in Exhibit 10(w)(3) in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998

	(w)(3) Supplemental Indenture dated March 5, 1999	Incorporated by reference as Exhibit 4.10 from Form S-4 filed on April 14, 1999

	(w)(4) Supplemental Indenture dated April 12, 1999	Incorporated by reference as Exhibit 4.10 from Form S-4 filed on April 14, 1999

	(w)(5) Supplemental Indenture dated April 3, 2000 among Registrant and Norwest Bank Minnesota, National Association	Incorporated by reference as Exhibit 4.1 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

	(w)(6) Supplemental Indenture dated April 26, 2000 among Registrant and Norwest Bank Minnesota, National Association	Incorporated by reference as Exhibit 4.2 from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

	(x) Oglebay Norton Company Capital Accumulation Plan dated January 1, 2000	Filed herewith as Exhibit 10(x)

	(x)(1) First Amendment to Oglebay Norton Capital Accumulation Plan dated January 30, 2001	Filed herewith as Exhibit 10 (x)(1)

21	Subsidiaries of Company	Filed herewith as Exhibit 21

23	Consent of Independent Auditors	Filed herewith as Exhibit 23

*	Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.

**	As appropriate, indicates filing made on behalf of Registrant’s predecessor, ON Marine Services Company, a Delaware corporation, before March 8, 1999 known as Oglebay Norton Company.